Form 10-Q
period 1994-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-03-23
CIK 823556

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549



  X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15  (d)  OF  THE  SECURITIES
- ----
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1994
                               ----------------

- -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES ACT OF 1934


For the transition period from _______________ to_____________


                        Commission File Number  033-17921
                        ---------------------------------

                      Air & Water Technologies Corporation
           __________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                                 13-3418759
    ------------                                              -----------
(State or other Jurisdiction                              (I.R.S. Employer
   of Corporation)                                      Identification Number)


          U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                           Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X      No
       ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1994.

Class A

$.001  Par Value Common Stock                              24,818,281
- -----------------------------                   ----------------------------
     (Title of Class)                           (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                      AIR & WATER TECHNOLOGIES CORPORATION
     CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 1994 AND OCTOBER 31, 1993
                       (in thousands , except share data)
                       ----------------------------------

             ASSETS                                   1994       1993
             ------                                  ------     ------
                                                 (unaudited)
                                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                         $ 7,215    $  7,624
 Accounts receivable, less allowance for doubtful
   accounts of $3,800 and $3,100 in 1994 and 1993  104,350     115,131
 Costs and estimated earnings in excess of
      billings on uncompleted contracts              71,990     80,966
 Inventories                                         30,579     30,140
 Prepaid expenses and other current assets           18,792     17,548
 Net current assets of discontinued operations       21,193     18,487
                                                    -------    -------
     Total current assets                           254,119    269,896

PROPERTY, PLANT AND EQUIPMENT, net                   45,266     45,441
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES    19,277     18,323
DEFERRED DEBT ISSUANCE COSTS                          4,033      4,084
GOODWILL                                            235,283    237,002
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS     6,908      6,269
OTHER ASSETS                                         19,494     20,275
                                                    -------    -------
     Total assets                                  $584,380   $601,290
                                                    =======    =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
 Short-term borrowings                              $ 39,354   $ 28,240
 Current installments of long-term debt                1,525      3,455
 Accounts payable                                     43,579     56,499
 Accrued expenses                                     73,554     51,359
 Billings in excess of costs and  estimated
  earnings on uncompleted contracts                   27,544     24,229
 U.S. and foreign income taxes                         3,646      4,743
                                                     -------    -------
     Total current liabilities                       189,202    168,525

LONG-TERM DEBT                                       221,738    221,906
MINORITY INTEREST IN AFFILIATES                          407        545
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 authorized,
   2,500,000 shares;none issued                            -          -
 Common stock par value $.001 authorized 100,000,000
  shares;issued 24,908,183 shares in 1994 and 1993        25         25
 Additional paid-in capital                          301,136    301,048
 Accumulated deficit                               (126,954)   (89,557)
 Common stock in treasury, at cost                     (108)      (108)
 Cumulative currency translation adjustment          (1,066)    (1,094)
                                                     -------    -------
     Total stockholders' equity                      173,033    210,314
                                                     -------    -------
     Total liabilities and stockholders' equity     $584,380   $601,290
                                                     =======    =======

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1994 AND 1993

                      (in thousands, except per share data)
                                   (unaudited)
                      -------------------------------------


                                                1994         1993
                                            ---------     ---------
SALES                                       $ 132,227     $ 161,099

COST OF SALES                                 106,211       119,132
                                             --------     ---------
 Gross Margin                                  26,016        41,967

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                        34,669        33,348

AMORTIZATION OF GOODWILL                        1,719         1,708

PROVISION FOR ASSET VALUATION                  17,300            -
                                             --------      --------
 Operating Income (loss)                     (27,672)         6,911

INTEREST EXPENSE                              (6,304)       (6,111)

INTEREST INCOME                                   393           157

OTHER EXPENSE, NET                              (745)         (474)
                                             --------      --------
 Income (loss) from continuing operations
 before income taxes and minority interest   (34,328)           483

INCOME TAX PROVISION (BENEFIT)                   (22)           121

MINORITY INTEREST                               (138)            83
                                             --------      --------
 Net income (loss) from
     continuing operations                   (34,168)           279

INCOME (LOSS) FROM DISCONTINUED OPERATIONS    (3,229)           100
                                             --------      --------

NET INCOME (LOSS)                           $(37,397)     $     379
                                             ========      ========
EARNINGS (LOSS)  PER SHARE:

  Continuing operations                     $  (1.38)     $     .01
  Discontinued operations                       (.13)           .01
                                             --------      --------
  NET INCOME (LOSS) PER SHARE               $  (1.51)     $     .02
                                             ========      ========

Weighted average number of shares outstanding  24,818        24,823
                                             ========      ========

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1994 AND 1993
                                 (in thousands)
                                   (unaudited)
                                  -------------
                                                         1994        1993
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $(37,397)    $  379
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for) continuing operations -
        Discontinued operations                           3,229      (100)
        Depreciation and amortization                     4,135      4,322
        Minority interest                                 (138)         83
                                                       ---------   ---------
                                                       (30,171)      4,684

 Changes in working capital, net of effects from acquisitions -
      (Increase) decrease in current assets -
         Accounts receivable                             10,781      3,159
         Costs and estimated earnings in excess
           of billings on uncompleted contracts           8,976      16,481
         Inventories                                      (439)       (493)
         Prepaid expenses and other current assets      (1,414)       (229)
       Increases (decrease) in current liabilities -
         Accounts payable                              (12,920)    (27,321)
         Accrued expenses                                22,195       2,157
         Billings in excess of costs and
           estimated earnings on uncompleted contracts    3,315     (12,302)
         Income taxes                                   (1,097)         (62)
  Other assets                                              935          119
                                                       ---------    ---------
    Net cash provided by (used for) continuing operations   161     (13,807)
    Net cash used for discontinued operations           (6,574)      (4,529)
                                                       ---------    ---------
    Net cash used for operating activities              (6,413)     (18,336)
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (907)      (1,434)
  Investment in environmental treatment facilities        (954)        (118)
  Software development                                    (970)          -
  Other, net                                              (209)      (1,048)
                                                        ---------   ---------
     Net cash used for investing activities             (3,040)      (2,600)
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable and long-term debt            (2,098)     (1,768)
  Net borrowings under line of credit                     11,114      15,946
  Change in cumulative currency translation adjustment        28       (198)
                                                         ---------   ---------
     Net cash provided by financing activities             9,044      13,980
                                                         ---------   ---------
     Net decrease in cash and cash equivalents             (409)     (6,956)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,624      10,121
                                                         ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $7,215      $3,165
                                                         =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                $7,157      $5,255
                                                         =========   =========

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                   (unaudited)
                                   -----------

The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the consolidated financial statements of the Company as included in its Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1993. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

(1)  Cash Equivalents:
     ----------------
     Cash equivalents consist of investments in short-term highly liquid securities having an original maturity at the date of acquisition of three months or less and primarily include investments in bank time deposits at January 31, 1994 and October 31, 1993.


(2)  Net Income (Loss) Per Share:
     ---------------------------
     Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding. Fully diluted earnings per share are not presented as the assumed conversion of the Company's $ 115,000,000 of 8% Convertible Debentures is antidilutive to per share amounts presented herein. The debentures are convertible into shares of Class A Common Stock at a conversion price of $ 30.00 per share.


(3)  Sale of Accounts Receivable:
     ---------------------------
     Through an accounts receivable purchase agreement with the First National Bank of Chicago ("the Institution"), the Company may sell eligible accounts receivable, at its option, on an ongoing basis, to the Institution, up to $20,000,000 until expiration of the agreement on January 31, 1995. Sales of accounts receivable under the agreement are subject to limited recourse. As needed, the Company replaces accounts receivable previously sold when they are collected. As of January 31, 1994 and October 31, 1993, $20,000,000 of accounts receivable were outstanding under the agreement and, accordingly, excluded from accounts receivable.


(4)  Investments in Joint Ventures:
     -----------------------------
     The  Company,  in  the  normal conduct of its subsidiaries'  business,  has entered into certain partnership arrangements, referred to as "joint ventures," for engineering and program management projects. A separate joint venture is established with respect to each such project. The joint venture arrangements generally commit each venturer to supply a predetermined proportion of the engineering labor and capital, and provide each venturer a predetermined proportion of income or loss. Each joint venture is terminated upon the completion of the underlying project.

     Summary financial information for joint ventures accounted for on the equity method for the three month periods ending January 31, 1994 and 1993 follows:

     Company share of joint ventures:             1994     1993
                                                 ------   ------

          Sales                                $  6,939  $ 14,742
          Cost of sales                           5,315    12,740
          General and administrative expenses     1,115     1,479
                                                 ------    ------
          Income                               $    509   $   523
                                                 ======    ======

     Investment at January 31                  $     78   $ 3,147
                                                 ======    ======

     The Company's share of joint venture income presented above includes general and administrative expenses incurred by the joint ventures. General and administrative expenses incurred by the Company attributed to the management and administration of the joint ventures are not included.

     The Company's investment in joint ventures includes capital contributed to the joint ventures and the Company's share of undistributed earnings (included in other assets). In addition, the Company had receivables from the joint ventures totaling $2,848,000 at January 31, 1994 and $2,783,000 at October 31, 1993, relating to current services provided by the Company to the joint ventures.

     The data presented above primarily represents the Company's investment in a 43% owned joint venture with CRSS, Inc. providing services to the U. S. Air Force in Saudi Arabia.

(5)  Provision for Asset Valuation:
     -----------------------------
     Certain businesses no longer meeting strategic objectives are anticipated to be divested in connection with a contemplated capital transaction (see
     Note 7). These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and diverts management attention from its core products and services. The aggregate net book values of these operations are approximately $37,000,000. Total assets approximate $45,000,000 of which goodwill represents approximately $5,500,000. As a result of the anticipated divestitures, the Company has recorded a $17,300,000 charge to reduce the related net book values of these operations to their estimated realizable values based on management's estimate of the anticipated sales proceeds.

(6)  Commitments and Contingencies:
     -----------------------------
     At January 31, 1994 and October 31, 1993, approximately $37,400,000 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E"), has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. M&E's suit initially sought $27 million in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

     PRASA has been withholding payments under its contract with M&E. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. PRASA had denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court stayed all proceedings pending disposition by the Supreme Court of the appeal of the procedural issue. On January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993, the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is nearing completion and a July 7, 1994 trial date has been scheduled.

     The Company disputes the findings of the PRASA audit. The Company believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by M&E.

     In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled on a separate action entitled "Colegio de Ingenieros vs. Autoridad de Acueductos y Metcalf & Eddy, Inc." which could impact the Company's action against PRASA. This ruling held that certain portions of a multi-year contract to repair, rehabilitate or decommission 82 sewage treatment plants between M&E and PRASA that pertained to design engineering were invalid as contrary to Puerto Rican law insofar as they called for the practice of engineering by M&E. This action, originally filed in September 1986 by the Puerto Rico College of Engineers( the "Colegio"), an island-wide professional engineering organization, sought a declaratory judgment that the engineering design portion of M&E's contract violated a Puerto Rico law prohibiting corporations from practicing engineering. The Company has filed a Motion for Reconsideration that remains undecided.

     The Colegio decision complicates further what is complex commercial litigation between the Company and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts before it. Because of this uncertainty, at this time the Company is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from PRASA. As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000,000 pre-tax charge ($.28 per share) to earnings reflecting costs associated with the PRASA litigation. The Company has consulted with counsel as to its obligations under the contract and the course of the litigation generally. Based on its considerations of all of the foregoing and the status of litigation to date, the Company believes that it has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of all sums due M&E pursuant to the contract will be realized. If the Company were to recover less than all of the account receivable owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized portion of the $7,000,000 in costs accrued for) and accounts receivable for, and as of the end of, the period in which a final determination of the amount to be recovered is reached.

     The Company and its subsidiaries are parties to various other legal actions arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such actions, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company taken as a whole.

(7)  Subsequent  Event:
     -----------------
     On March 17, 1994, the Company announced that it had entered into a letter agreement with its largest stockholder, Compagnie Generale des Eaux ("CGE"), designed to strengthen the Company's competitive and financial position and increase its working capital availability. Under the terms of the agreement, the Company will: (i) issue for cash $60,000,000 of a new series of convertible exchangeable preferred stock with a dividend yield of 5.5%, convertible at $12.50 per share of Class A Common Stock; (ii) acquire CGE's U.S. water management subsidiary, Professional Service Group, Inc. ("PSG"), in exchange for 6,500,000 newly issued shares of Class A Common Stock. (For the year ended December 31, 1993, PSG had total revenue of approximate $80,000,000); (iii) benefit from certain financial undertakings from CGE which include assistance and support in obtaining $125,000,000 of bank debt to repay the Prudential Notes (and assistance and support in obtaining $125,000,000 of bridge financing to repay the Company's
     Prudential Notes if the transactions contemplated by the letter agreement have not been consummated on or before June 14, 1994, and the Company has been unable to obtain debt financing to repay the Prudential Notes by that date); and (iv) become CGE's exclusive vehicle in the United States, its possessions and territories for CGE's water and wastewater management and air pollution activities.

     In connection with the letter agreement, the Company issued 500,000 of Class A Common Stock to CGE for $5,000,000 in cash. As a result of such issuance, CGE's beneficial ownership of the Company has increased to 24.5%, and the Company has invited two individuals designated by CGE to join its Board of Directors. Upon consummation of the proposed transactions, CGE will become a 40% common shareholder and will have 48% of the total voting power. CGE will also be entitled to proportionate representation on the Company's Board of Directors.

     The agreement is subject to the execution of definitive documentation, regulatory approval, the receipt by the Company of a fairness opinion from its financial advisors, and a favorable vote of the Company's stockholders at the Company's 1994 Annual Meeting of Stockholders.

ITEM II.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1993.

Results of Operations
- ---------------------
Summarized  below  is  certain  financial  information  relating  to  the   core
environmental segments of the Company (in thousands).

                               Three Months Ending January 31,
                               -------------------------------
                                        1994       1993
                                      --------    --------
Sales:

     Research - Cottrell              $ 54,550    $ 67,344
     Metcalf & Eddy                     68,203      83,093
     Residuals Management Group          9,474      10,569
     Eliminations/Other                     -           93
                                      --------    --------
                                      $132,227    $161,099
                                      ========    ========

Cost of Sales:

     Research - Cottrell              $ 52,899    $ 54,165
     Metcalf & Eddy                     45,888      57,193
     Residuals Management Group          7,435       7,681
     Eliminations/Other                   (11)          93
                                      --------    --------
                                      $106,211    $119,132
                                      ========    ========

Selling, General and Administrative Expenses:

     Research - Cottrell              $  9,740    $  9,141
     Metcalf & Eddy                     20,183      20,065
     Residuals Management Group          2,481       2,348
     Eliminations/Other                    (4)          10
     Corporate Unallocated               2,269       1,784
                                      --------    --------
                                      $ 34,669    $ 33,348
                                      ========    ========

Amortization of Goodwill:

     Research - Cottrell              $    784    $    793
     Metcalf & Eddy                        913         905
     Residuals Management Group             22          10
                                      --------    --------
                                      $  1,719    $  1,708
                                      ========    ========

Provision for Asset Valuation:

     Corporate Unallocated            $ 17,300    $    -
                                      ========    ========
Operating Income:

     Research - Cottrell              $(8,873)    $  3,245
     Metcalf & Eddy                      1,219       4,930
     Residuals Management Group          (464)         530
     Other                                  15        (10)
     Corporate Unallocated             (19,569)    (1,784)
                                      ---------   --------
                                      $(27,672)   $  6,911
                                      =========   ========

Three Months Ended  January 31, 1994 Compared to
Three Months Ended January 31, 1993
- --------------------------------------
     Consolidated sales of $132,227,000 for the three months ended January 31, 1994 reflected a decline from $161,099,000 in the prior comparable period. The decline is attributed to lower sales volumes in all three segments. Sales at Research-Cottrell decreased $12,794,000 compared to the prior comparable period. The decrease was principally attributable to the level of work derived from the Company's backlog of which lower volumes of approximately $10,764,000 were recorded in Research-Cottrell's original equipment product lines primarily with respect to particulate control equipment which remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the Clean Air Act Amendments of 1990 ("Clean Air Act"), as well as their capital spending plans in view of the economic climate. The Company believes there will be an improved pace of progress by the government in reducing the compliance uncertainties relative to the requirements of the Clean Air Act which have permeated the market over the last couple of years. These requirements specify various compliance deadlines between 1993 and 2000. Lower volume of $4,293,000 from Research-Cottrell's cooling tower service and maintenance business also contributed to the decrease. The decline in cooling tower work resulted from the Company's focus on higher margin services. Metcalf & Eddy sales decreased $14,890,000 primarily from lower pass-through sales of approximately $9,089,000 representing direct project costs passed through to the Company's clients and planned reductions in its water/wastewater and general engineering services of $3,895,000 which are expected to be offset by growth in the hazardous waste remediation. The Residuals Management Group recorded a decrease in sales of $1,095,000 attributable to lower volume in natural gas compressors and other related systems.

     Cost  of  sales decreased $12,921,000 to $106,211,000 from $119,132,000  in
     1993. For Research-Cottrell, cost of sales decreased by $1,266,000 to $52,899,000 primarily as a result of lower sales volume partially offset by a $8,200,000 charge for advanced software and field applications related to its emissions monitoring and particulate control equipment. At Metcalf & Eddy costs of sales decreased $11,305,000 to $45,888,000 primarily due to lower sales volume described above principally in low margin pass-through sales. Cost of sales in the Residuals Management Group decreased slightly as a result of the decreased sales volume described above.

     Selling, general and administrative expenses of $34,669,000 increased $1,321,000 from $33,348,000 in the prior period. Selling, general and administrative expenses at Research-Cottrell increased $599,000 compared to the prior period. The increase relates to shifting the business focus from large utility projects to continuous emissions monitors, air toxics control systems and its service and maintenance business. Metcalf & Eddy's selling, general and administrative expenses increased by $118,000 due in part to an additional $1,000,000 of legal fees offset by lower sales volumes. Increases in selling, general and administrative expenses for the Residual Management Group were due to higher levels of expenses from expanding service related product lines.

     Certain businesses no longer meeting strategic objectives are anticipated to be divested in connection with a contemplated capital transaction (see
     Note 7). These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and diverts management attention from its core products and services. The aggregate net book values of these operations are approximately $37,000,000. Total assets approximate $45,000,000 of which goodwill represents approximately $5,500,000. As a result of the anticipated divestitures, the Company has recorded a $17,300,000 charge to reduce the related net book values of these operations to their estimated realizable values based on management's estimate of the anticipated sales proceeds.

     Interest income increased $236,000 and interest expense increased $193,000 primarily as a result of a favorable state tax settlement and higher levels of short-term borrowings during the current period compared to the prior period.

     In January 1994, the Company announced that it would discontinue its asbestos abatement operations. Accordingly, the asbestos abatement business, as of the Company's 1993 fiscal year, has been considered a discontinued operation for financial reporting purposes. The Company made its determination to discontinue this business after an operational review, prompted by increasing negative cash flows during fiscal 1993. The review, which was initiated during the fourth quarter of 1993, has led to a more extensive investigation of among other things, recorded financial results and other internal operating and accounting controls within the asbestos abatement operations, after the discovery of accounting irregularities. Certain members of the senior management team within the asbestos abatement operations have been replaced. The investigation is continuing as of the date of the filing of the Quarterly Report on Form 10-Q. During the current period, the asbestos abatement operations incurred a loss of $3,229,000 primarily due to costs to complete revisions on existing contracts.


Financial Condition
- -------------------
     Cash provided by continuing operations for the three months ended January 31, 1994 amounted to $161,000. In addition, during the fiscal quarter ended January 31, 1994, the Company's discontinued asbestos abatement operations utilized $6,574,000 of cash, resulting in net cash used for operating activities of $6,413,000. The Company also utilized $3,040,000 of cash for capital expenditures, investment in environmental treatment facilities, software development and other investment activities during the first fiscal quarter. An additional $2,098,000 of cash was used for the payment of notes and long-term debt during this period. These cash requirements were funded principally in increased borrowings under the Company's Credit Agreement amounting to $11,114,000. This situation resulted in a reduction in available capacity under the Company's existing bank lines of credit as of January 31, 1994. Further erosion of the Company's cash position has occurred during the second fiscal quarter.

     The Company's principal sources of liquidity to meet short-term working capital needs, in addition to its existing cash balances ($7,215,000 at January 31, 1994) and funds generated from operations, consisted of its
     $70,000,000 Credit Agreement with a syndicate of banks represented by The First National Bank of Chicago ("First Chicago") and its $20,000,000 Accounts Receivable Purchase Agreement with First Chicago, both of which facilities expire on January 31, 1995. Under the credit Agreement, the Company may borrow up to $40,000,000 for working capital loans. As of
     January 31, 1994, letters of credit issued under the facility totaled $29,200,000, leaving little available for further credit support. Foreign borrowing facilities were supported by $18,650,000 of the letters of credit, under which $13,854,000 was borrowed at January 31, 1994. As of such date $25,500,000 was outstanding under the working capital loan portion of the credit facility (up from $14,000,000 at October 31, 1993), resulting in $15,300,000 of available capacity. This amount has been reduced by additional borrowings during the second fiscal quarter to
     $11,700,000 as of March 22, 1994. In addition, the Company's Accounts Receivable Purchase Agreement continues to be fully utilized, with $20,000,000 of accounts receivable sold to First Chicago thereunder.

     The decreased availability of working capital under the Company's credit facilities have resulted in the prospect of a cash deficiency during the second quarter unless both interim and longer term measures are taken by the Company. To address the near-term need for cash, the Company has negotiated a temporary, $10,000,000 increase in its Accounts Receivable Purchase Agreement with First Chicago, which facility will terminate on the earlier of the Company's receipt of proceeds from a capital raising transaction or May 31, 1994.

     In an effort to address longer term liquidity needs, the Company has focused on the desirability of retiring its $100,000,000 Senior Notes with the Prudential Insurance Company of America ("the Prudential Notes") in order to eliminate limitations on the Company's ability to grant liens on certain assets of the Company. If such restrictive covenants are terminated, the Company believes that it would be able to pledge such assets to secure expanded borrowing capacity from its existing or new lenders. During the latter part of fiscal 1993 and the first quarter of fiscal 1994, the Company has analyzed various capital raising transactions which, if consummated, could allow the Company to prepay the Prudential Notes. The Company has also obtained Prudential's agreement in an amendment to the Prudential Notes to allow its prepayment on or before June 15, 1994, at a price of $105,000,000 (subject to adjustment if the five-year U.S. Treasury rate falls below 5.06%) plus accrued interest, together with a prepayment fee of $2,500,000 payable in cash or Class A Common Stock of the Company. Thereafter, the price at which such notes could be retired is governed by the original Note agreement unless the Company and Prudential otherwise agree.

     The Company has also continued to concentrate on both controlling its selling, general and administrative expenditures, as well as on reducing the amount of its working capital invested in customer projects which totaled approximately $170,000,000 at January 31, 1994.

     On March 17, 1994, the Company announced that it had entered into a letter agreement with its largest stockholder, Compagnie Generale des Eaux ("CGE"), designed to strengthen the Company's competitive and financial position and increase its working capital availability. Under the terms of the agreement, the Company will: (i) issue for cash $60,000,000 of a new series of convertible exchangeable preferred stock with a dividend yield of 5.5%, convertible at $12.50 per share of Class A Common Stock; (ii) acquire CGE's U.S. water management subsidiary, Professional Service Group, Inc., in exchange for 6,500,000 newly issued shares of Class A Common Stock;
     (iii) benefit form certain financial undertakings from CGE which include assistance and support in obtaining $125,000,000 of bank debt to repay the Prudential Notes (and assistance and support in obtaining $125,000,000 of bridge financing to repay the Prudential Notes if the transactions contemplated by the letter agreement have not been consummated on or before June 14, 1994, and the Company has been unable to obtain debt financing to repay the Prudential Notes by that date); and (iv) become CGE's exclusive vehicle in the United States, its possessions and territories for CGE's water and wastewater management and air pollution activities.

     In connection with the letter agreement, the Company issued 500,000 shares of Class A Common Stock to CGE for $5,000,000 in cash. As a result of such issuance, CGE's beneficial ownership of the Company has increased to 24.5%, and the Company has invited two individuals designated by CGE to join its Board of Directors. Upon consummation of the proposed transactions, CGE will become a 40% common shareholder and will have 48% of the total voting power. CGE will also be entitled to proportionate representation on the Company's Board of Directors.

     The agreement is subject to the execution of definitive documentation, regulatory approvals, the receipt by the Company of a fairness opinion from its financial advisors, and a favorable vote of the Company's stockholders at the Company's 1994 Annual Meeting of Stockholders. While no assurance can be given that the proposed transactions with CGE will be consummated, the Company believes that their completion will result in a substantial infusion of cash into the Company and provide an opportunity for the Company to seek more expanded credit capacity to address its liquidity needs. Should the proposed transactions with CGE not be consummated, the Company will be required to seek other sources of capital to permit it to repay the Prudential Notes and finance its operations.

PRASA Litigation
- ----------------
     At January 31, 1994, approximately $37,400,000 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E") has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. M&E's suit initially sought $27 million in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

     PRASA has been withholding payments under its contract with M&E. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. PRASA had denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court stayed all proceedings pending disposition by the Supreme Court of the appeal of the procedural issue. On January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993 the First Circuit ruled against PRASA and in favor of
     Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is nearing completion and a July 7, 1994 trial date has been scheduled.

     The Company disputes the findings of the PRASA audit. The Company believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by M&E .

     In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled on a separate action entitled "Colegio de Ingenieros vs. Autoridad de Acueductos y Metcalf & Eddy, Inc." which could impact the Company's action against PRASA. This ruling held that certain portions of a multi-year contract to repair, rehabilitate or decommission 82 sewage treatment plants between M&E and PRASA that pertained to design engineering were invalid as contrary to Puerto Rican law insofar as they called for the practice of engineering by M&E. This action, originally filed in September 1986 by the Puerto Rico College of Engineers (the "Colegio"), an island-wide professional engineering organization, sought a declaratory judgment that the engineering design portion of M&E's contract violated a Puerto Rico law prohibiting corporations from practicing engineering. The Company has filed a Motion for Reconsideration.

     The Colegio decision complicates further what is complex commercial litigation between the Company and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts before it. Because of this uncertainty, at this time the Company is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from PRASA. As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000,000 pre-tax charge ( $.28 per share ) to earnings reflecting costs associated with the PRASA litigation. The Company has consulted with counsel as to its obligations under the contract and the course of the litigation generally. Based on its considerations of all of the foregoing and the status of litigation to date, the Company believes that it has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of all sums due M&E pursuant to the contract will be realized. If the Company were to recover less than all of the account receivable owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized portion of the $7,000,000 in costs accrued for) and accounts receivable for, and as of the end of, the period in which a final determination of the amount to be recovered is reached.

     The businesses of the Company have not historically required significant ongoing capital expenditures. For the three months ended January 31, 1994 and for the years ended October 31, 1993 and 1992 total capital expenditures were $907,000 and $5,188,000 and $8,145,000, respectively. Such amounts, however, do not include investments by the Company made in connection with the Company's total project delivery services. The Company has been able to obtain satisfactory financing in connection with such services and believes, although no assurance can be given, that it will be able to continue to obtain such financing in the future. At January 31, 1994, the Company had no material outstanding purchase commitments for capital expenditures.

PART II.  OTHER INFORMATION


ITEM  I.    Legal Proceedings


     Reference is made to Part I Item I (Note  6  to the Interim Consolidated
Financial Statements) for     discussion of a legal matter involving  the
Company's lawsuit in Puerto Rico against PRASA.

     There are no reportable items under Part II., items II. through VI.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                             (registrant)



Date      March 22, 1994                           /s/ Anthony DiMichele
          --------------                           ---------------------
                                                      Anthony DiMichele
                                                      Vice President
                                                      Chief Financial Officer