Form 10-K/A
period 1993-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-05-13
CIK 823556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended October 31, 1993

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

Commission file number:  033-17921

                     AIR & WATER TECHNOLOGIES CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    13-3418759
- - - -------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

 P.O. Box 1500, Somerville, New Jersey                     08876
- - - ----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

      (Registrant's Telephone Number, Including Area Code) (908) 685-4600
                                                           --------------

                                  ----------

          Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange
            Title of each class                on which registered
            -------------------               ---------------------
            Class A Common Stock,
            $.001 par value                   American Stock Exchange, Inc.

                                  ----------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                                     ----

                                  ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $141,321,000 on December 31, 1993.

The number of outstanding shares of the Registrant's Class A Common Stock, par value $.001 per share, was 24,818,281 on December 31, 1993.

     The Exhibit Index to this Annual Report on Form 10-K is located at Page 78 herein.

     The undersigned registrant hereby amends Item 8, Financial Statements and Supplemental Data, of its Annual Report on Form 10-K for the fiscal year ended October 31, 1993, Commission File No. 033-17921, as set forth in the pages attached hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AIR & WATER TECHNOLOGIES CORPORATION
                                            (Registrant)


Date: May 12, 1994                          By: /s/ Douglas A. Satzger
                                                --------------------------------
                                                Senior Vice President
                                                and General Counsel

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - - ------   -------------------------------------------


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Air & Water Technologies Corporation:                            Page
- - - ------------------------------------                             ----
Report of Independent Public Accountants.......................   34
Consolidated Balance Sheets as of October 31, 1993 and 1992....   35
Consolidated Statements of Operations for the Years ended
 October 31, 1993, 1992 and 1991...............................   36
Consolidated Statements of Stockholders' Equity for the Years
 Ended October 31, 1993, 1992 and 1991.........................   37
Consolidated Statements of Cash Flows for the Years Ended
 October 31, 1993, 1992 and 1991...............................   38
Notes to Consolidated Financial Statements.....................   40
Schedule II - Amount Receivable from Related Party.............   55

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Air & Water Technologies Corporation:

  We have audited the accompanying consolidated balance sheets of Air & Water Technologies Corporation (a Delaware corporation) and subsidiaries as of October 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air & Water Technologies Corporation and subsidiaries as of October 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles.

  As more fully discussed in Note 15, a subsidiary of the Company entered into a contract with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") to rehabilitate PRASA's wastewater treatment system and provide related program management services. That subsidiary filed an action in the United States District Court in San Juan, Puerto Rico which, among other things, seeks to recover $37.4 million of outstanding receivables from PRASA. In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled in a separate action involving the Company's subsidiary which could impact the Company's action against PRASA pending in Federal Court. The Company believes that it has performed substantially in accordance with the terms of its contract with PRASA and that, ultimately, at least a majority of all sums due its subsidiary pursuant to the contract will be realized. Because of the uncertainty as to how the United States District Court in the PRASA case will interpret and apply the ruling of the Supreme Court of the Commonwealth of Puerto Rico to the facts before it, the Company is unable to determine with any specificity what impact the Commonwealth Court decision will have on its efforts to recover the $37.4 million from PRASA. Accordingly, no provision for loss relating to the uncollectability of these receivables has been made in the accompanying financial statements.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN & CO.

Roseland, New Jersey
January 13, 1994

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1993 AND 1992
(in thousands, except share data)

ASSETS                                                               1993      1992
                                                                 --------  --------
CURRENT ASSETS:
 Cash and cash equivalents, including restricted cash            $  7,624  $ 10,121
  of $1,396 in 1993 (Note 1)
 Accounts receivable, less allowance for doubtful accounts of
  $3,100 and $3,300 in 1993 and 1992,
  respectively (Notes 5 and 15)                                   115,131   116,207
 Costs and estimated earnings in excess of
  billings on uncompleted contracts (Note 1)                       80,966   100,854
 Inventories (Note 1)                                              30,140    33,747
 Prepaid expenses and other current assets (Note 15)               17,548    14,194
 Net current assets of discontinued operations (Note 4)            19,232    13,089
                                                                 --------  --------
 Total current assets                                             270,641   288,212
PROPERTY, PLANT AND EQUIPMENT, net (Note 1)                        45,441    49,082
INVESTMENTS IN ENVIRONMENTAL TREATMENT
 FACILITIES (Note 6)                                               18,323    16,611
DEFERRED DEBT ISSUANCE COSTS, net (Note 1)                          4,084     4,136
GOODWILL, net (Notes 1, 2 and 3)                                  237,002   242,149
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 4)          6,269     2,912
OTHER ASSETS, net (Notes 1 and 12)                                 20,275    10,717
                                                                 --------  --------
 Total assets                                                    $602,035  $613,819
                                                                 ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings (Note 7)                                  $ 28,240  $     --
 Current installments of long-term debt (Note 8)                    3,730     4,276
 Accounts payable                                                  56,419    65,179
 Accrued expenses (Note 1)                                         51,359    68,461
 Billings in excess of costs and estimated earnings
  on uncompleted contracts (Note 1)                                24,229    30,822
 U. S. and foreign income taxes (Note 14)                           4,743     6,135
                                                                 --------  --------
 Total current liabilities                                        168,720   174,873
                                                                 --------  --------
LONG-TERM DEBT (Note 8)                                           222,456   221,975
                                                                 --------  --------
MINORITY INTEREST IN SUBSIDIARIES                                     545       524
                                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)
STOCKHOLDERS' EQUITY (Notes 9 and 10):
 Preferred stock, par value $.01,
  authorized 2,500,000 shares; none issued                             --        --
 Common stock, par value $.001,
  authorized 100,000,000 shares; issued 24,908,183
  and 24,915,041 shares in 1993 and 1992, respectively                 25        25
 Additional paid-in capital                                       301,048   300,607
 Accumulated deficit                                              (89,557)  (84,002)
 Common stock in treasury, at cost                                   (108)     (109)
 Cumulative currency translation adjustment                        (1,094)      (74)
                                                                 --------  --------
 Total stockholders' equity                                       210,314   216,447
                                                                 --------  --------
 Total liabilities and stockholders' equity                      $602,035  $613,819
                                                                 ========  ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
(in thousands, except per share data)

                                                                     1993       1992       1991
                                                                 --------   --------   --------
SALES (Note 1)                                                   $630,377   $672,949   $620,129
COST OF SALES                                                     453,898    495,292    461,544
                                                                 --------   --------   --------
 Gross margin                                                     176,479    177,657    158,585
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      139,047    153,801    146,992
AMORTIZATION OF GOODWILL (Note 1)                                   6,835      6,745      6,183
PRASA LITIGATION (Note 15)                                             --      7,000         --
RESTRUCTURING CHARGE (Note 2)                                          --         --     16,000
                                                                 --------   --------   --------
 Operating income (loss) from continuing operations                30,597     10,111    (10,590)
INTEREST INCOME                                                       852      1,335      2,563
INTEREST EXPENSE                                                  (24,589)   (22,680)   (21,429)
OTHER INCOME (EXPENSE), net (Note 5)                               (2,218)    (1,712)      (932)
                                                                 --------   --------   --------
 Income (loss) from continuing operations before income taxes
 and minority interest                                              4,642    (12,946)   (30,388)
PROVISION FOR INCOME TAXES (Note 14)                                   68        819      1,482
MINORITY INTEREST                                                      21        265        (90)
                                                                 --------   --------   --------
 Income (loss) from continuing operations                           4,553    (14,030)   (31,780)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 4)               (10,108)     3,994      5,885
                                                                 --------   --------   --------
 Net loss                                                        $ (5,555)  $(10,036)  $(25,895)
                                                                 ========   ========   ========
EARNINGS (LOSS) PER SHARE (Note 1):
 Continuing operations                                           $    .18   $   (.56)  $  (1.41)
 Discontinued operations                                             (.40)       .16        .26
                                                                 --------   --------   --------
 Net loss                                                        $   (.22)  $   (.40)  $  (1.15)
                                                                 ========   ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
(in thousands, except share data)



                                        Common Stock
                               -------------------------------                        Class A Common   Cumulative
                                   Class A          Class B    Additional             Treasury  Stock   Currency
                               ---------------  --------------  Paid-in   Accumulated ---------------- Translation
                               Shares   Amount  Shares  Amount  Capital     Deficit     Shares  Amount  Adjustment   Total
                               ------   ------  ------  ------ ---------- ----------- --------  ------ -----------   -----
Balance, October 31, 1990    21,472,350  $21   1,010,000  $ 1  $248,891   $(48,071)   (55,000)  $ (60)   $   140   $200,922
Net loss                             --   --          --   --        --    (25,895)        --      --         --    (25,895)
Treasury stock purchases             --   --          --   --        --         --     (1,406)     (2)        --         (2)
Exercise of stock
 options (Note 10)               22,475   --          --   --       387         --         --      --         --        387
Issuance of common stock
 in exchange for MECI
 common stock
 (Notes 2 and 9)              2,295,344    3          --   --    49,347         --         --      --         --     49,350
Issuance of stock options
 in exchange for MECI stock
 options (Notes 2 and 10)            --   --          --   --     1,090         --         --      --         --      1,090
Currency translation
 adjustment                          --   --          --   --        --         --         --      --        (67)       (67)
Exchange of Class B for
 Class A shares (Note 9)      1,010,000    1  (1,010,000)  (1)       --         --         --      --         --         --
                             ----------  ---  ----------  ---  --------   --------    -------   -----    -------   --------
Balance, October 31, 1991    24,800,169   25          --   --   299,715    (73,966)   (56,406)    (62)        73    225,785
Net loss                             --   --          --   --        --    (10,036)        --      --         --    (10,036)
Treasury stock purchases             --   --          --   --        --         --    (35,998)    (47)        --        (47)
Exercise of stock
 options (Note 10)               36,802   --          --   --       627         --         --      --         --        627
Grant and amortization of
 restricted stock (Note 10)      78,070   --          --   --       265         --         --      --         --        265
Currency translation
 adjustment                          --   --          --   --        --         --         --      --       (147)      (147)
                             ----------  ---  ----------  ---  --------   --------    -------   -----    -------   --------
Balance, October 31, 1992    24,915,041   25          --   --   300,607    (84,002)   (92,404)   (109)       (74)   216,447
Net loss                             --   --          --   --        --     (5,555)        --      --         --     (5,555)
Treasury stock purchases             --   --          --   --        --         --     (7,498)     (9)        --         (9)
Treasury stock issued                --   --          --   --        --         --     10,000      10         --         10
Exercise of stock
 options (Note 10)                1,250   --          --   --        13         --         --      --         --         13
Forfeiture and
 amortization of
 restricted stock (Note 10)      (8,108)  --          --   --       428         --         --      --         --        428
Currency translation
 adjustment                          --   --          --   --        --         --         --      --     (1,020)    (1,020)
                             ----------  ---  ----------  ---  --------   --------    -------   -----    -------   --------
Balance, October 31, 1993    24,908,183  $25          --  $--  $301,048   $(89,557)   (89,902)  $(108)   $(1,094)  $210,314
                             ==========  ===  ==========  ===  ========   ========    =======   =====    =======   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
(in thousands)

                                                                      1993       1992       1991
                                                                  --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $ (5,555)  $(10,036)  $(25,895)
 Adjustments to reconcile net loss to net cash provided by
 (used for) continuing operations-
  Discontinued operations                                           10,108     (3,994)    (5,885)
  Depreciation and amortization                                     15,149     16,461     14,640
  Minority interest                                                     21        265        (90)
                                                                  --------   --------   --------
                                                                    19,723      2,696    (17,230)
 Changes in working capital, net of effects from acquisitions-
  (Increase) decrease in current assets-
   Accounts receivable                                               1,076      8,031     13,257
   Costs and estimated earnings in excess of billings
   on uncompleted contracts                                         19,888    (25,804)    (7,913)
   Inventories                                                       3,607     (3,382)     2,400
   Prepaid expenses and other current assets                        (3,978)     1,093       (925)
  Increase (decrease) in current liabilities-
   Accounts payable                                                 (8,760)    19,737       (920)
   Accrued expenses                                                (17,308)    (2,877)    (8,462)
   Billings in excess of costs and estimated earnings
   on uncompleted contracts                                         (6,593)    10,486     (2,504)
   Income taxes                                                     (1,392)      (141)     3,169
 Other assets                                                       (1,149)    (4,066)    (1,861)
                                                                  --------   --------   --------
   Net cash provided by (used for) continuing operations             5,114      5,773    (20,989)
   Net cash provided by (used for) discontinued operations         (17,608)      (736)       232
                                                                  --------   --------   --------
   Net cash provided by (used for) operating activities            (12,494)     5,037    (20,757)
                                                                  --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of businesses, net of cash acquired                          --         --     (5,770)
 Capital expenditures                                               (5,188)    (8,145)   (10,385)
 Investment in environmental treatment facilities                   (1,712)    (2,229)      (508)
 Software development                                              (10,680)        --         --
 Other, net                                                          1,495       (112)      (717)
                                                                  --------   --------   --------
  Net cash used for investing activities                          $(16,085)  $(10,486)  $(17,380)
                                                                  --------   --------   --------

                                                                       CONTINUED

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
(in thousands)

                                                                      1993       1992       1991
                                                                  --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable and long-term debt       $  3,500   $    281   $  2,298
 Payments of notes payable and long-term debt                       (4,642)    (5,150)   (10,795)
 Net borrowings under line of credit                                28,240         --         --
 Stock issued under employee stock option plan                          13        627        387
 Change in cumulative currency translation adjustment               (1,020)      (147)       (67)
 Other, net                                                             (9)       (47)        (2)
                                                                  --------   --------   --------
  Net cash provided by (used for) financing activities              26,082     (4,436)    (8,179)
                                                                  --------   --------   --------
  Net decrease in cash and cash equivalents                         (2,497)    (9,885)   (46,316)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    10,121     20,006     66,322
                                                                  --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  7,624   $ 10,121   $ 20,006
                                                                  ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                           $ 23,765   $ 22,195   $ 21,269
 Cash paid during the year for income taxes                       $  2,791   $  2,014   $  2,448
                                                                  ========   ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

(1) SUMMARY OF SIGNIFICANT
- - - --------------------------
ACCOUNTING POLICIES:
- - - --------------------

CONSOLIDATION-

   The consolidated financial statements include the accounts of Air & Water Technologies Corporation ("AWT" or the "Company") and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in joint ventures, which are 50% or less owned, are accounted for using the equity method, under which the Company's share of joint venture results of operations are included in "sales", "cost of sales" and "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

CASH EQUIVALENTS-

   Cash equivalents consist of investments in short-term highly liquid securities having an original maturity at the date of acquisition of three months or less and primarily include investments in bank time deposits.

REVENUE RECOGNITION-

   The Company follows the practice of accruing income from long-term contracts using the percentage-of-completion method. Under this method, the Company primarily recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to the estimated total cost of the work covered by the contract, including estimated warranty and performance guarantee costs. As contracts extend over one or more years, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Estimated warranty and performance guarantee costs on completed contracts are included in accrued expenses ($5,166,000 and $7,491,000 in 1993 and 1992, respectively).

   The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents contract costs incurred plus earned margin in excess of amounts billed and includes unbilled retentions which result from performance of work on contracts in progress in advance of billings pursuant to certain contract terms. Approximately $74,700,000 of costs and estimated earnings in excess of billings on uncompleted contracts is expected to be collected in 1994. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of contract costs incurred and earned margin.

   In connection with various agreements relating to the licensing of the Company's technologies to third parties, the Company records sales for licensing and related fees as they are earned as specified under the terms of the related agreements.

INVENTORIES-

   Inventories are stated principally at the lower of first-in, first-out cost or market. Inventories at October 31 consist of the following (in thousands)-

                           1993     1992
                        -------  -------
Raw materials           $ 4,747  $ 3,195
Work in process           1,262    2,892
Components and parts     24,131   27,660
                        -------  -------
                        $30,140  $33,747
                        =======  =======

PROPERTY, PLANT AND EQUIPMENT-

   Property, plant and equipment is stated on the basis of cost. Depreciation and amortization of property, plant and equipment is computed on the straight-
line method over the estimated useful lives of the assets.   During 1993, the
Company standardized the estimated average useful lives used by each of its subsidiaries to compute depreciation for property, plant and equipment. These changes were made to better reflect the estimated periods during which such assets remain in service. The estimated useful lives are 20 years for land improvements, 20 to 30 years for buildings and improvements and 5-12 years for machinery, equipment and fixtures. The revised estimated useful lives

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

decreased 1993 depreciation expense by approximately $2,500,000. Repair and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. Property, plant and equipment at October 31 consist of the following (in thousands)-

                            1993      1992
                        --------  --------
Land and
 land improvements      $  6,567  $  8,138
Buildings and
 improvements             22,964    22,646
Machinery, equipment
 and fixtures             42,366    41,213
Rental equipment             757     3,298
                        --------  --------
                          72,654    75,295
Less- Accumulated
 depreciation and
 amortization            (27,213)  (26,213)
                        --------  --------
                        $ 45,441  $ 49,082
                        ========  ========

SOFTWARE DEVELOPMENT COSTS-

   The Company has capitalized costs primarily incurred in the development of certain software elements to be sold for use with its emission monitoring equipment. In accordance with Statement of Financial Accounting Standards No. 86, capitalization begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization has been computed as the ratio of current sales over anticipated future sales of emission monitoring systems over a five year period. Deferred software costs of $9,846,000 at October 31, 1993 are included in other assets net of accumulated amortization of $834,000.

AMORTIZATION-

   Goodwill is being amortized over 40 years under the straight-line method. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business operation's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Deferred debt issuance costs are amortized over the life of the related debt utilizing the effective interest method. Amortization of deferred debt issuance costs for the periods ended October 31, 1993, 1992 and 1991 was $520,000, $219,000 and
$151,000, respectively.

EARNINGS (LOSS) PER SHARE-

   The earnings (loss) per share was computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding each period. The weighted average number of shares outstanding were 24,815,000 in 1993, 24,812,000 in 1992 and 22,437,000 in 1991. Fully diluted earnings per share are not presented as the assumed conversion of the Company's 8% Convertible Notes is antidilutive to the earnings (loss) per share presented herein.

RECLASSIFICATIONS-

   Certain reclassifications have been made to the 1992 consolidated financial statements to conform to the 1993 presentation.


(2) RESTRUCTURING OF OPERATIONS AND THE MERGER WITH METCALF & EDDY COMPANIES
- - - ----------------------------------------------------------------------------
INC. ("MECI"):
- - - --------------

   On October 31, 1991, the Company completed a merger (the "Merger") with MECI, whereby the Company acquired all of the outstanding shares of common stock of MECI other than those already held by the Company or its subsidiaries (2,623,251 shares or approximately 18% of the outstanding shares) and issued options to acquire MECI's outstanding stock options. In the Merger, MECI shares and options were converted into .875 AWT shares and options.

   In 1991, the Company initiated a restructuring of its operations in conjunction with the Merger in order to achieve marketing leverage and obtain operating efficiencies through the consolidation of regional facilities as well as implement corporate-wide restructuring and cost reduction programs. The estimated one-time cost of these efforts of $16,000,000 pre-tax or $.68 per share after tax, was reflected as a charge to the Company's 1991 operating income. The charge provided for costs associated with the consolidation and integration of certain selling and administrative functions, the

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

relocation of Company facilities, computer systems integration and MECI's expenses relating to the Merger.

   The Merger was accounted for using the purchase method of accounting. The value of the AWT shares ($49,350,000) and stock options ($1,090,000) issued as purchase consideration was determined using the closing price of AWT's Common Stock on October 31, 1991 of $ 21.50. The excess of purchase consideration including expenses associated with the Merger over the fair value of the proportional net assets of MECI attributed to the ownership of MECI not controlled by AWT was $21,422,000. This excess has been allocated to goodwill and is being amortized over 40 years.

   The following unaudited pro forma summary presents certain elements of the Company's results of operations as if the Merger had occurred at the beginning of 1991. The pro forma summary includes the historical sales and costs of the Company adjusted for the effects of the Merger, such as amortization of goodwill created by the Merger and the elimination of the minority interest in MECI. The effect of eliminating recurring costs as a result of the Merger has not been reflected in the pro forma summary. However, the impact on 1991 operating income is estimated at approximately $ 340,000. The cost reductions result from the elimination of legal, accounting and reporting costs as a direct result of the Merger. The pro forma summary does not purport to project the results of operations of the Company as of any future period (in thousands, except per share data).

Unaudited                                1991
                                     --------
Sales                                $620,129
                                     ========
Loss from continuing operations      $(11,259)
                                     ========
Minority Interest                    $     167
                                     ========
Net loss from continuing operations  $(32,706)
                                     ========
Net loss per share from continuing
 operations                          $  (1.46)
                                     ========

(3) ACQUISITIONS:
- - - ------------------

1991 ACQUISITIONS-

   Effective November 1, 1990, the Company acquired Regenerative Environment Equipment Co., Inc., ("REECO") and related companies which provide a broad range of volatile organic compound and air toxics control systems for cash of $7,000,000 and obligations totaling approximately $3,000,000. The Company may also make additional payments based on the future cumulative operating income of the acquired businesses, as defined. No such payments were required to be paid to date.

   This acquisition has been accounted for as a purchase and, accordingly, the results of REECO are included in the accompanying 1991 consolidated statement of operations since the date of acquisition. The purchase price was assigned to assets ($25,815,000) and liabilities ($15,815,000) acquired at an estimate of their fair values. The excess of purchase price over the net assets acquired of $15,839,000 was assigned to goodwill.

   Effective August 1, 1991, the Company purchased the assets of Laser Precision Corporation's analytical division, Analect Instruments ("Analect"). Analect is engaged in the manufacture and marketing of environmental monitors as well as process and laboratory systems. The acquisition agreement calls for the Company to pay Laser Precision Corporation $3,534,000 over a three year period with $500,000 having been paid upon consummation of the agreement.

   The acquisition has been accounted for as a purchase and, accordingly, the results of Analect are included in the accompanying 1991 consolidated statement of operations since the date of acquisition. The purchase price has been assigned to assets ($6,960,000 including $1,171,000 assigned to patents) and liabilities ($3,426,000) acquired at an estimate of their fair values. The excess of purchase price over the net assets acquired of $2,718,000 was assigned to goodwill. On a pro forma basis, the results of Analect's operations from November 1, 1990 to the date of acquisition would not have had a material effect on the accompanying 1991 consolidated statement of operations.

(4) DISCONTINUED OPERATIONS:
- - - ----------------------------

   In January 1994, the Company announced that it would discontinue its asbestos abatement operations. Accordingly, the asbestos abatement business, as of the Company's 1993 fiscal year, is considered a discontinued operation for financial reporting purposes. The Company made its determination to discontinue this business after an operational review prompted by increasing negative cash flows during fiscal 1993. The

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

review, which was initiated during the fourth quarter of 1993, has led to a more extensive investigation of among other things, recorded financial results and other internal operating and accounting controls within the asbestos abatement operations, after the discovery of accounting irregularities. Certain members of the senior management team within the asbestos abatement operations have been replaced. The investigation is continuing as of the date of the filing of the Annual Report on Form 10-K.

   As a result of the review the Company recorded certain adjustments in the fourth quarter of fiscal 1993. The asbestos abatement operations experienced operating losses, leading to a fourth quarter total loss from discontinued operations of $13,064,000. The adjustments consisted of a $2,200,000 reversal of recorded revenues in connection with projects which were found to be non-existent and $430,000 of inflated inventory quantities. The operating losses resulted primarily from revised estimates by current management of costs to complete on certain existing contracts.

   The Company plans to sell the business during 1994. The assets and liabilities of this business have been reclassified on the consolidated balance sheet from the previously reported classification to separately identify such as net current assets and net non-current assets related to discontinued operations. These net assets consist of net working capital, net property, plant and equipment and other assets less related liabilities. Sales applicable to this business were $59,218,000, $46,238,000 and $37,353,000 for the periods ended October 31, 1993, 1992 and 1991, respectively. Income taxes applicable to the results of this business were $0, $213,000 and $583,000 for the periods ended October 31, 1993, 1992 and 1991, respectively.

   The net cash provided by (used for) discontinued operations consists of the following (in thousands) -

                           1993     1992     1991
                       --------  -------  -------
Income (loss)          $(10,108) $ 3,994  $ 5,885
Depreciation and
 amoritization              944      617      639
Cash used for working
 capital                 (7,229)  (4,134)  (4,573)
(Increase) decrease in
 other assets               (88)     (56)      61
Capital expenditures       (874)  (1,043)  (1,569)
Payment of long-term
 debt                      (130)     (96)    (240)
Other net                  (123)     (18)      29
                       --------  -------  -------
                       $(17,608) $  (736) $   232
                       ========  =======  =======

(5) ACCOUNTS RECEIVABLE:
- - - ------------------------

   As of October 31, 1993 and 1992, accounts receivable included balances of $4,906,000 and $989,000, respectively, billed to customers under retainage provisions of long-term contracts. Substantially all of the retainage in accounts receivable as of October 31, 1993 is expected to be collected in 1994.

   Through an accounts receivable purchase agreement with the First National Bank of Chicago ("the Institution"), the Company may sell eligible accounts receivable, at its option, on an ongoing basis, to the Institution, up to $20,000,000 until expiration of the agreement on January 31, 1995. As needed, the Company replaces accounts receivable previously sold when they are collected. On average, the Company had approximately $20,000,000 of accounts receivable outstanding under this agreement during 1993. Sales of accounts receivable under the agreement are subject to limited recourse. As of October 31, 1993 and 1992, $20,000,000 and $18,500,000, respectively, of accounts receivable were outstanding under the agreement and, accordingly, excluded from accounts receivable.

   The difference between the proceeds received upon the sale of accounts receivable and the net carrying value of such receivables has been reflected as a loss. Such losses have been included in other expense and amounted to approximately $1,320,000, $1,026,000 and $508,000 for the periods ended October 31, 1993, 1992 and 1991, respectively.

(6) INVESTMENTS IN ENVIRONMENTAL
- - - --------------------------------
TREATMENT FACILITIES:
- - - ------------------------

   The Company has designed and constructed environmental treatment facilities for certain governmental entities (the "entities"). The cost of these facilities was primarily funded through the issuance of tax-exempt Industrial Revenue Bonds by the entities, the proceeds of which were loaned to the Company. The entities have entered into long-term service agreements with the Company which transfers to them substantially all risks of ownership and which will generate sufficient revenues to service the debt and return the Company's investment. Accordingly, these transactions have been accounted for as sales-type leases. Consistent with the definition of a legal right of offset (the related agreements provide for a net settlement of the obligations between the parties, and the revenues referred to above are legally assigned to payment of debt service), neither the facilities nor the associated debt (approximately $33,469,000 and $34,075,000 at October 31, 1993 and 1992, respectively) are reflected in the accompanying consolidated balance sheets. These agreements provide for various performance guaran-

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

tees by the Company. Construction has been completed on all of these facilities and all are operational. Management believes that the Company will continue to maintain the stipulated performance guarantees.

   During 1993, the long-term service agreement between the Company and certain governmental entities relating to one of its treatment facilities was amended. The amended agreement provided for an estimated settlement of $4,000,000 of outstanding claims for which costs had previously been incurred, the refinancing
of the project's outstanding debt and related financing of   $3,500,000 for the
enhancement and expansion of the facility to improve the project's operating
performance.   The above settlement of  claims was recorded as revenue in 1993.

   The net investment in these sales-type leases consists of the following at October 31 (in millions)-

                                  1993    1992
                                ------  ------
Future minimum lease
 payments                       $ 41.4  $ 40.3
Expected residual value            9.3     9.3
Other assets                       3.8     2.3
Unearned income                   (5.5)   (4.6)
                                ------  ------
Net investment in leases          49.0    47.3

Offset- nonrecourse debt
 of $33.5 million and
 $34.0 million, respectively,
 in 1993 and 1992, net of
 available funds in hands
 of trustee                      (30.7)  (30.7)
                                ------  ------
                                $ 18.3  $ 16.6
                                ======  ======

   At October 31, 1993, minimum lease payments to be received, net of executory costs for the five succeeding fiscal years, are as follows (in thousands):

       1994     $1,029
       1995      1,226
       1996      1,399
       1997      1,390
       1998      1,486

(7) FINANCING ARRANGEMENTS:
- - - ---------------------------

   In September 1990, the Company entered into a Credit Agreement ("the Credit Agreement") with The First National Bank of Chicago as agent for a syndicate of three banks. The total line available under the Credit Agreement is $70,000,000, which may be used for working capital loans and letters of credit to be used for general corporate purposes. Of the total commitment, no more than $40,000,000 may be used for working capital loans. The working capital facility matures and the Company's ability to draw on the letter of credit facility expires on January 31, 1995.

   During 1993, certain covenants (as summarized below) were amended to reduce the level of scheduled escalating interest coverage requirements and to allow for the discontinuance of the Company's asbestos abatement business. The respective amendments also set new interest rates which are further described below.

   Working capital loans bear interest payable quarterly. At the option of the Company, working capital loans bear interest at a floating rate (corporate base rate, as defined, plus 1.5%, 7.5% at October 31, 1993, up to $30,000,000 in borrowings and 2.0% above such amount) or a fixed rate (LIBOR, as defined, plus 2.5%, 5.2% at October 31, 1993, up to $30,000,000 in borrowings and 3.0% above such amount). Drawdowns under any letter of credit are reimbursable on demand unless funded with a working capital loan bearing interest at the floating rate. The Credit Agreement, as amended, contains certain financial and other restrictive covenants, as defined, with respect to the Company and its subsidiaries relating to, among other things, the maintenance of certain financial ratios, the incurrence of additional indebtedness, the creation of liens, guarantees, investments, the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the
Company or its subsidiaries.   The Company may pay cash dividends on its Common
Stock or make other restricted payments, as defined, up to $2,000,000. As of October 31, 1993, approximately $1,938,000 was available for payment of such dividends and restricted payments. At October 31, 1993, the Company had short term borrowings outstanding of $28,240,000 under the total facility and an unused line of approximately $26,300,000 under the total facility. The average daily balance on all short term loans outstanding under the facility was approximately $26,407,000, $11,336,000 and $164,000 in 1993, 1992 and 1991,
respectively, at a weighted average interest rate of approximately 6.6%, 6.3% and 8.1% in 1993, 1992 and 1991, respectively. The maximum month-end short term loan balance outstanding under the facility was $33,791,000 $20,000,000, and $3,500,000 in 1993 1992 and 1991, respectively.

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

(8) LONG-TERM DEBT:
- - - --------------------

   The Company's long-term debt consists of the following at October 31 (in thousands)-

                                                                            1993       1992
                                                                        --------   --------
10.48% to 11.18% Senior Notes due September 18, 2000                    $100,000   $100,000
8% Convertible Subordinated Debentures due  May 15, 2015                 115,000    115,000
8.5 %  Note due July 1, 2007 (Note 6)                                      3,500         --
Real estate mortgage loans at rates from 7.5% to 9.5%, due 1994-2003       5,157      5,475
Obligations due in annual installments through August 1994 to
 former shareholders of acquired businesses bearing interest at 8%           534      3,166
Other                                                                      1,995      2,610
                                                                        --------   --------
                                                                         226,186    226,251
Less current installments of long-term debt                               (3,730)    (4,276)
                                                                        --------   --------
Long-term debt                                                          $222,456   $221,975
                                                                        ========   ========


   The Company's $100,000,000 of Senior Notes (the "Notes") to The Prudential Insurance Company of America bear interest payable semiannually. The Notes are redeemable in whole or in part at the option of the Company at any time at a redemption price of 100% of the principal amount plus a floating premium, as defined, together with accrued interest to the redemption date. The Notes are payable in annual installments of $25,000,000 commencing in September 1997. The Notes contain certain financial and other restrictive covenants substantially identical to those contained in the Credit Agreement (Note 7). During 1993, such covenants were amended to reduce the level of scheduled escalating interest coverage requirements through the expiration of the Credit Agreement and to allow for the discontinuance of the Company's asbestos business.

   During 1990, the Company completed the public offering of $115,000,000 of 8% Convertible Subordinated Debentures. Interest on the debentures is payable semiannually. The debentures are redeemable in whole or in part at the option of the Company at any time on or after May 15, 1993, at a redemption price of 105.6% of the principal amount in 1993 reducing to 100% of the principal amount in 2000, together with accrued interest to the redemption date. The debentures require equal annual sinking fund payments beginning May 15, 2000, which are calculated to retire 75% of the debentures prior to maturity. The debentures are convertible into shares of Class A Common Stock at a conversion price of $30.00 per share.

   The aggregate net book value of property securing long-term debt obligations was approximately $17,000,000 as of October 31, 1993.

   The aggregate maturities of long-term debt are as follows (in thousands):

       Fiscal Year
              1994         $  3,730
              1995            1,127
              1996              657
              1997           25,403
              1998           25,423
        Thereafter          169,846
                           --------
                           $226,186
                           ========

(9) COMMON AND PREFERRED STOCK:
- - - -------------------------------

   On October 31, 1991, the Company completed its Merger with MECI (Note 2) whereby the Company issued 2,295,344 shares of Class A Common Stock valued at the closing price as of that date of $21.50.

   The Company has authorized 2,500,000 shares of Preferred Stock which the Board of Directors may allocate to any class or series of preferred stock and determine the relative rights and preferences for each class or series designated.

   Each holder of outstanding shares of Common Stock at the date of the Company's initial public stock offering in August 1989 is subject to an Amended and Restated Stockholder Agreement dated June 13, 1989 (the "Stockholder Agreement"), by and among the Company and such shareholders. This agreement grants certain demand registration rights to Institutional Investors (as defined) and certain piggy-back registra-

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

tion rights to all stockholders with respect to the Common Stock. Unless terminated earlier by the written consent of at least 70% of the stockholders, the Stockholder Agreement expires on July 13, 1997.

   During November 1990, the holder of the Company's nonvoting Class B Common Stock sold such stock and in accordance with the Company's Certificate of Incorporation, as amended, this stock immediately converted into voting Class A Common Stock upon its sale. Accordingly, there is no longer any Class B Common Stock outstanding.

(10) STOCK OPTION AND PURCHASE PLANS:
- - - -------------------------------------

   The Company established its stock option and restricted stock award plan (the "Plan") in 1989 under which incentive stock options and nonqualified stock options may be granted to purchase shares of Common Stock of the Company and restricted shares of Common Stock of the Company may be awarded. The Plan authorizes the granting of stock options and restricted stock awards for up to an aggregate of 2,892,735 shares of Class A Common Stock of the Company. As a result of the Company's Merger with MECI (Note 2), all stock awards available under the MECI plan were converted into equivalent AWT Common Stock Options and, accordingly all amounts and activity presented for the Plan, herein, are inclusive of awards under the MECI plan. Options and restricted stock awards granted may not be exercised or vest during the first year after grant but, thereafter, 25% of the shares granted become exercisable or vest in the case of restricted stock on the first through fourth anniversaries of grant. The following is a summary of certain information pertaining to options under the Plan.

                     1993        1992        1991
                ---------   ---------   ---------
Outstanding
  November 1    1,637,406     856,797     787,677
 Granted          963,900     972,900     174,081
 Exercised         (1,250)    (36,802)    (25,953)
 Forfeited       (249,904)   (155,489)    (79,008)
                ---------   ---------   ---------
Outstanding
  October 31    2,350,152   1,637,406     856,797
                =========   =========   =========
At October 31-
                ---------   ---------   ---------
 Exercisable      732,487     494,223     353,868
                =========   =========   =========
 Options and
 restricted
 stock
 available for
 grant            411,952   1,124,530   2,013,463
                =========   =========   =========
 Option price
 range
 per share-
 Outstanding       $10.50      $10.50      $14.57
                     to          to          to
                   $31.43      $31.43      $31.43

 Exercised         $10.50      $14.57      $16.57
                                 to          to
                               $19.13      $19.13

   In December 1991, the Company granted 78,070 restricted shares to its employees in accordance with the terms of the Plan described above at the then prevailing market price of the Company's Common Stock of $18.50. The aggregate fair market value of the shares granted was recorded as unearned compensation expense and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity. In 1993 and 1992, $428,000 and $265,000, respectively was amortized to expense.

   Under the Company's employee stock purchase plan (the "Stock Purchase Plan"), officers and other key employees may be granted the right to purchase up to 1,000,000 shares of the Company's Class A Common Stock. The Compensation Committee of the Board of Directors determines the purchase price of shares issuable under the Stock Purchase Plan. At October 31, 1993 and 1992, approximately 232,000 shares of Class A Common Stock were available for sale under the Stock Purchase Plan.

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

(11) BENEFIT PLANS:
- - - -------------------

   The Company maintains profit sharing plans providing for annual discretionary Company contributions which are fixed by the Board of Directors based on the performance of the applicable employee group. Company contributions and forfeitures are allocated among the participants' accounts on the basis of each participant's base salary. All full-time regular employees who meet minimum age
(21) and service requirements participate. Participants' accounts vest at a rate of ten percent for the first four years and twenty percent for the next three years of continuous service. No contributions to profit sharing plans were made for the years ended October 31, 1993, 1992 and 1991.

   Certain employees retiring from the Company between the ages of 55 and 62 who have rendered the requisite number of years of service (generally 25 years) are entitled to postretirement health care coverage. These benefits are subject to deductibles, copayment provisions and other limitations. The Company reserves the right to change or terminate the benefits at any time. The cost of the benefits is recognized as expense as benefits are paid. The total cost of these postretirement benefits charged to the results of operations was $286,000, $380,000 and $342,000 for 1993, 1992 and 1991, respectively.

   The Financial Accounting Standards Board has issued a pronouncement that would require the Company to change its method of accounting for postretirement benefits. The prescribed accounting treatment is required to be implemented in its first quarter of fiscal 1994. The Company will amortize the catch-up effect over participants' future service periods . The adoption of the new prescribed accounting for postretirement benefits is not expected to have a significant effect on the Company's reported consolidated financial position and results of operations in fiscal 1994.

(12) INVESTMENTS IN JOINT VENTURES:
- - - -----------------------------------

   The Company, in the normal conduct of its subsidiaries' business, has entered into certain partnership arrangements, referred to as "joint ventures," for engineering and program management projects. A separate joint venture is established with respect to each such project. The joint venture arrangements generally commit each venturer to supply a predetermined proportion of the engineering labor and capital, and provide each venturer a predetermined proportion of income or loss. Each joint venture is terminated upon the completion of the underlying project. Summary financial information for joint ventures accounted for on the equity method follows (in thousands):

                                       1993     1992
                                    -------  -------
Financial position as
 of October 31-
 Current assets                     $61,719  $61,651
 Current liabilities (Note 15)       54,114   51,779
                                    -------  -------
                                    $ 7,605  $ 9,872
                                    =======  =======

                              1993      1992      1991
                          --------  --------  --------
Operations for the
 years ended October 31-
 Sales                    $122,548  $162,195  $186,642
 Cost of sales             101,127   137,317   159,889
 General and
 administrative
 expenses                   11,730    12,687    13,369
                          --------  --------  --------
 Income                   $  9,691  $ 12,191  $ 13,384
                          ========  ========  ========

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

                                       1993     1992     1991
                                    -------  -------  -------
Company share of joint ventures
 for the years ended October 31-

 Sales                              $49,788  $70,867  $82,945
 Cost of sales                       40,385   59,075   69,708
 General and
 administrative
 expenses                             5,448    6,378    7,161
                                    -------  -------  -------
 Income                             $ 3,955  $ 5,414  $ 6,076
                                    =======  =======  =======
 Investment as of
  October 31                        $ 2,275  $ 2,841  $   669
                                    =======  =======  =======

   The Company's share of joint venture income presented above includes general and administrative expenses incurred by the joint venture. General and administrative expenses incurred by the Company attributable to the management and administration of the joint ventures are not included.

   The Company's investment in joint ventures includes capital contributed to the joint ventures and the Company's share of undistributed earnings (included in other assets). In addition, the Company had receivables from the joint ventures totaling $2,783,000 and $2,337,000 at October 31, 1993 and 1992,
respectively, related to current services provided by the Company to the joint ventures.

   The data presented above primarily represents Metcalf & Eddy's investment in a 43%-owned joint venture with CRSS Inc., providing services to the U. S. Air Force in Saudi Arabia.

(13) BUSINESS SEGMENTS AND GEOGRAPHIC DATA:
- - - -------------------------------------------

   The Company currently generates substantially all of its revenues from environmental treatment and related services.

   Metcalf & Eddy provides a comprehensive range of water related services, including treatment process design, contract operation and ownership of facilities and on-site and off-site remediation of environmental contamination. Gross sales to federal, state and municipal governmental agencies totaled 72%, 76% and 72% of Metcalf & Eddy's gross sales in the years ended October 31, 1993, 1992 and 1991, respectively.

   Research-Cottrell services include the initial analysis of air/thermal pollution problems, consultation, design and installation of the appropriate treatment technologies including electrostatic precipitators, fabric filters, chimneys, cooling towers, dry emission control systems, continuous emission monitors and thermal oxidizers. Additionally, this segment through its service and maintenance operations provides parts, repairs, service and maintenance for its and others installed equipment base.

   The Company's activities in the Residuals Management segment primarily relate to the design, fabrication and service of natural gas compressors and other systems and methane extraction.

   Sales between segments are included within the segment recording the sales transaction and eliminated for consolidation purposes. Operating profit by segment is total operating revenue less operating expenses and amortization of goodwill. Unallocated corporate expenses includes administrative costs not allocable to a specific segment. Identifiable assets are those assets used by each segment in its operation. Corporate assets primarily include cash, fixed assets and deferred debt issuance costs.

   Sales and identifiable assets of foreign operations as of and for the years ended October 31, 1993, 1992 and 1991 were less than 10% of consolidated assets and sales. In addition, sales through a 43%-owned joint venture (Note 12) represented approximately 7%, 9% and 12%, respectively, of consolidated sales in the years ended October 31, 1993, 1992 and 1991.

   Information by business segment is as follows:

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

                                        RESEARCH-    METCALF    RESIDUALS                UNALLOCATED
                                         COTTRELL    & EDDY    MANAGEMENT        OTHER    CORPORATE    ELIMINATIONS  CONSOLIDATED
                                        ---------   --------   ----------       ------   -----------   ------------  ------------
FOR THE YEAR ENDED OCTOBER 31, 1993-
 Sales                                   $276,584   $299,349      $54,444       $   --     $     --        $    --      $630,377
 Costs and expenses                       261,358    269,743       53,544          280        8,020             --       592,945
 Amortization of goodwill                   3,177      3,617           41           --           --             --         6,835
                                         --------   --------      -------       ------     --------        -------      --------
  Operating income (loss)                  12,049     25,989          859         (280)      (8,020)            --        30,597
 Interest income                              407        181           55            9          200             --           852
 Interest expense                            (494)    (1,510)        (179)          --      (23,561)         1,155*      (24,589)
 Other income (expense)                      (525)    (1,401)         146           --         (438)                      (2,218)
                                         --------   --------      -------       ------     --------        -------      --------
  Income (loss) before income tax        $ 11,437   $ 23,259      $   881       $ (271)    $(31,819)       $ 1,155      $  4,642
                                         ========   ========      =======       ======     ========        =======      ========
 Identifiable assets as of
   October 31, 1993                      $250,039   $269,780      $25,527       $4,774     $ 51,915        $    --      $602,035
                                         ========   ========      =======       ======     ========        =======      ========
 Depreciation and amortization           $  1,305   $  2,232      $   360       $  135     $    439        $    --      $  4,471
                                         ========   ========      =======       ======     ========        =======      ========
 Capital expenditures                    $  1,760   $  1,851      $ 1,308       $   --     $    269        $    --      $  5,188
                                         ========   ========      =======       ======     ========        =======      ========
FOR THE YEAR ENDED OCTOBER 31, 1992-
 Sales                                   $266,899   $342,366      $64,087       $  110     $     --        $  (513)     $672,949
 Costs and expenses                       253,918    327,182       61,127          283        7,096           (513)      649,093
 Amortization of goodwill                   3,112      3,612           21           --           --             --         6,745
 PRASA litigation charge                       --      7,000           --           --           --             --         7,000
                                         --------   --------      -------       ------     --------        -------      --------
  Operating income (loss)                   9,869      4,572        2,939         (173)      (7,096)            --        10,111
 Interest income                              466        124           59           31          655             --         1,335
 Interest expense                            (530)    (2,542)        (125)         (21)     (21,211)         1,749*      (22,680)
 Other income (expense)                      (997)    (1,217)         636           --         (134)            --        (1,712)
                                         --------   --------      -------       ------     --------        -------      --------
  Income (loss) before income tax        $  8,808   $    937      $ 3,509       $ (163)    $(27,786)       $ 1,749      $(12,946)
                                         ========   ========      =======       ======     ========        =======      ========
 Identifiable assets as of
   October 31, 1992                      $247,746   $280,337      $34,558       $6,066     $ 45,112        $    --      $613,819
                                         ========   ========      =======       ======     ========        =======      ========
 Depreciation and amortization           $  2,091   $  4,374      $   508       $   26     $    645        $    --      $  7,644
                                         ========   ========      =======       ======     ========        =======      ========
 Capital expenditures                    $  2,971   $  3,650      $ 1,064       $  389     $     71        $    --      $  8,145
                                         ========   ========      =======       ======     ========        =======      ========
FOR THE YEAR ENDED OCTOBER 31, 1991-
 Sales                                   $225,913   $344,984      $49,072       $1,584     $     --        $(1,424)     $620,129
 Costs and expenses                       216,491    333,524       49,981        1,612        8,352         (1,424)      608,536
 Amortization of goodwill                   3,104      3,065           14           --           --             --         6,183
 Restructuring charge                       5,900      4,500          500           --        5,100             --        16,000
                                         --------   --------      -------       ------     --------        -------      --------
  Operating income (loss)                     418      3,895       (1,423)         (28)     (13,452)            --       (10,590)
 Interest income                              707         76           14           --        1,766             --         2,563
 Interest expense                            (226)    (3,455)        (124)         (58)     (20,226)         2,660*      (21,429)
 Other income (expense)                      (469)      (589)         163           --          (37)            --          (932)
                                         --------   --------      -------       ------     --------        -------      --------
  Income (loss) before income tax        $    430   $    (73)     $(1,370)      $  (86)    $(31,949)       $ 2,660      $(30,388)
                                         ========   ========      =======       ======     ========        =======      ========
 Identifiable assets as of
   October 31, 1991                      $221,877   $292,884      $24,623       $3,493     $ 53,552        $    --      $596,429
                                         ========   ========      =======       ======     ========        =======      ========
 Depreciation and amortization           $  2,034   $  4,281      $   495       $   56     $    532        $    --      $  7,398
                                         ========   ========      =======       ======     ========        =======      ========
 Capital expenditures                    $  2,195   $  5,873      $ 1,637       $   27     $    653        $    --      $ 10,385
                                         ========   ========      =======       ======     ========        =======      ========

*Represents intercompany interest income/expense relating to loans to/from
 Metcalf & Eddy, under the terms of a corporate and administrative service agreement.

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

   (14) INCOME TAXES:
   ------------------

   During the fourth quarter of fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS
109) as of the beginning of fiscal year 1993. SFAS 109 represents a new method of accounting for income taxes; it generally requires that deferred taxes be calculated using an asset and liability approach at currently enacted income tax
rates.   As required under SFAS 109, in the year of adoption, the previously reported 1993 quarterly results of operations were restated to reflect the effects of applying SFAS 109 which eliminated the income tax provision and corresponding extraordinary item. The cumulative effect of the change had no effect on the Company's 1993 earnings or earnings per share.

   SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

   At October 31, 1993, the Company had a net deferred tax asset of $24,600,000 which has been fully reserved by a valuation allowance. The deferred tax asset is comprised of the tax effects of net operating losses ($26,100,000), receivable reserves ($1,100,000), inventory reserves ($900,000) and accruals not yet deductible ($8,200,000). The deferred tax liability is comprised of fixed assets depreciation ($11,700,000).

   At October 31, 1993, the Company had tax loss carryforwards of approximately $75,000,000. Such carryforwards expire through 2008.

   Income (loss) from continuing operations before income taxes and minority interest at October 31 was (in thousands)-

                                             1993       1992       1991
                                          -------   --------   --------
United States                             $   853   $(17,435)  $(30,957)
Foreign                                     3,789      4,489        569
                                          -------   --------   --------
                                          $ 4,642   $(12,946)  $(30,388)
                                          =======   ========   ========
Provision for income taxes at October 31 includes the following (in thousands)-

                                             1993       1992       1991
                                          -------   --------   --------
U. S. Federal-
    Currently payable                     $    --   $     --   $     --
    Deferred                                   --         --         --
Foreign-
    Currently payable                         282        307        763
State (including approximately $750
    of benefit in 1993
    from the resolution of tax issues)       (214)       512        719
                                          -------   --------   --------
                                          $    68   $    819   $  1,482
                                          =======   ========   ========
The difference between the income tax provision (benefit) computed by applying the statutory federal income tax rate to pretax income (loss) and the actual tax provision is as follows (in thousands)-

                                             1993       1992       1991
                                          -------   --------   --------
Statutory provision (benefit)             $ 1,615   $ (4,402)  $(10,332)
State income taxes                           (139)       338        475
Goodwill                                    1,913      2,293      2,102
Impact of net operating loss               (2,576)     3,421      9,342
Impact of foreign operations                 (745)      (831)      (105)
                                          -------   --------   --------
                                          $    68   $    819   $  1,482
                                          =======   ========   ========

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

(15) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION:
- - - ---------------------------------------------------------------

   At October 31, 1993 and 1992, approximately $37,400,000 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E") has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. M&E's suit initially sought $27 million in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

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

   The Colegio decision complicates further what is complex commercial litigation between the Company and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

before it. Because of this uncertainty, at this time the Company is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from PRASA. As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000,000 pre-tax charge ($.28 per share) to earnings reflecting costs associated with the PRASA litigation. The Company has consulted with counsel as to its obligations under the contract and the course of the litigation generally. Based on its considerations of all of the foregoing and the status of litigation to date, the Company believes that it has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of all sums due M&E pursuant to the contract will be realized. If the Company were to recover less than all of the account receivable owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized portion of the $ 7,000,000 in costs accrued for) and accounts receivable for, and as of the end of, the period in which a final determination of the amount to be recovered is reached.

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

   The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Lease terms range from under one year to ten years. Certain leases have renewal or escalation clauses or both. Certain equipment leases have purchase options. Total rent expense in the periods ended October 31, 1993, 1992 and 1991, was $21,480,000, $19,161,000, and 15,808,000, respectively.

   Minimum rental commitments under all noncancellable leases as of October 31, 1993 are as follows (in thousands):

      Fiscal Year
      -----------------------
             1994     $16,512
             1995      13,474
             1996      11,741
             1997      10,081
             1998       8,917
       Thereafter      18,306

   It has been both a Company policy and a requirement of many customers for the Company to carry insurance for the services it performs when such insurance can be obtained on commercially reasonable terms. The Company and others in its industry have been unable to cost effectively obtain additional environmental liability insurance because of aggressive enforcement of federal environmental regulations and legal decisions adverse to insurance carriers involving pollution damage. In addition, for environmental and certain other insurance coverages, insurance companies have switched from "occurrence" to "claims made" liability policies so that the insured is only covered if the claim is made during the period in which the policy is maintained. Under the Company's general liability and other insurance policies, there are various pollution and hazardous waste exclusions. Accordingly, there can be no assurance that environmental liabilities, if any, that may be incurred by the Company would be covered by its insurance or that the dollar amount of such liabilities that are covered will not exceed the Company's policy limits. Management believes that the Company is substantially in compliance with applicable environmental regulations.

   In connection with the sale of two manufacturing facilities in prior years, the Company remains contingently liable as guarantor under $4,100,000 of Industrial Revenue Bond financing. In addition, the Company is a guarantor under a $15,000,000 revolving credit facility for a joint venture which expires on May 14, 1994, in which a subsidiary of the Company has a 43% interest. As of October 31, 1993, approximately $6,339,000 was outstanding under this agreement.

   In March 1989, a subsidiary of the Company en-

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

tered into a long-term bonding arrangement with a surety company. The bonding agreement provides substantially all of the Company's operating entities with bid bonds, performance bonds and other surety instruments. This agreement requires that the subsidiary satisfies certain financial tests, as defined.

   On August 20, 1990, the Company made a one-year, interest-free, unsecured loan of $2,300,000 to the Chief Executive Officer of the Company. During 1991, the terms and conditions of this loan were amended. Subject to certain employment conditions, one-fifth of the loan would be forgiven on each succeeding anniversary beginning on August 20, 1992. Accordingly, as the required employment conditions are met, the forgiveness of the loan will be reflected as compensation expense ratably over a five-year period. During 1992 and 1993, the Company and its Chief Executive Officer agreed to waive the scheduled one-fifth forgiveness of the loan and extend the employment agreement for a new five -year term. Interest has been imputed on the loan at approximately 8%.

AIR & WATER TECHNOLOGIES CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)
- - - ------------------------------------

   Summarized quarterly financial data for 1993 and 1992 are as follows (in thousands, except share data):

                                                                       1993 BY QUARTER
                                                      FIRST     SECOND      THIRD    FOURTH(2)     YEAR
                                                    --------   --------   --------   ---------   --------
Sales                                               $161,099   $172,349   $140,764   $156,165   $630,377
Cost of sales                                        119,132    126,420     97,106    111,240    453,898
                                                    --------   --------   --------   --------   --------
Gross profit                                          41,967     45,929     43,658     44,925    176,479
Income (loss) from continuing operations before
    income taxes and minority interest                   483      1,834        767      1,558      4,642
Provision for income taxes                               121        313        181       (547)        68
Minority interest                                         83         14        (16)       (60)        21
                                                    --------   --------   --------   --------   --------
Income (loss) from continuing operations                 279      1,507        602      2,165      4,553
Discontinued operations                                  100      1,468      1,388    (13,064)   (10,108)
                                                    --------   --------   --------   --------   --------
Net income (loss)                                   $    379   $  2,975   $  1,990   $(10,899)  $ (5,555)
                                                    ========   ========   ========   ========   ========
Earnings (loss) per share:
    Continuing operations                           $    .01   $    .06   $    .02   $    .09   $    .18
    Discontinued operations                              .01        .06        .06       (.53)      (.40)
                                                    --------   --------   --------   --------   --------
    Net income (loss)                               $    .02   $    .12   $    .08   $   (.44)  $   (.22)
                                                    ========   ========   ========   ========   ========
                                                                       1992 BY QUARTER
                                                     FIRST      SECOND     THIRD     FOURTH(1)    YEAR
                                                    --------   --------   --------   ---------  --------
Sales                                               $145,334   $163,267   $170,576   $193,772   $672,949
Cost of sales                                        104,478    119,672    125,605    145,537    495,292
                                                    --------   --------   --------   --------   --------
Gross profit                                          40,856     43,595     44,971     48,235    177,657
                                                    --------   --------   --------   --------   --------
Income (loss) from continuing operations before
    income taxes and minority interest                   223        (84)    (4,639)    (8,446)   (12,946)
Provision for income taxes                               745        554       (203)      (277)       819
Minority interest                                         29        123         45         68        265
                                                    --------   --------   --------   --------   --------
Income (loss) from continuing operations
    before extraordinary item                       $   (551)  $   (761)  $ (4,481)  $ (8,237)  $(14,030)
Discontinued Operations                                  704        429      2,150        711      3,994
Extraordinary item                                       741        362     (1,103)        --         --
                                                    --------   --------   --------   --------   --------
Net income (Loss)                                        894         30     (3,434)    (7,526)   (10,036)
                                                    ========   ========   ========   ========   ========
Earnings (loss) per share:
    Continuing operations                           $   (.02)  $   (.03)  $   (.18)  $   (.33)  $   (.56)
    Discontinued operations                              .03        .02        .08        .03        .16
    Extraordinary item                                   .03        .01       (.04)        --         --
                                                    --------   --------   --------   --------   --------
 Net Income (Loss)                                       .04        .00       (.14)      (.30)      (.40)
                                                    ========   ========   ========   ========   ========

(1) The Company recognized a pre-tax charge of $7,000,000 for costs associated with its litigation with PRASA (See Note 15 of the Notes to the Consolidated Financial Statements).

(2) See Note 4 of the Notes to the Consolidated Financial Statements.

                                                                     SCHEDULE II

                     AIR & WATER TECHNOLOGIES CORPORATION
                     ------------------------------------

                     AMOUNT RECEIVABLE FROM RELATED PARTY
                     ------------------------------------

           FOR THE THREE YEARS ENDED OCTOBER 31, 1993, 1992 and 1991
           ---------------------------------------------------------

                                                                                                                Balance at
                                      Balance at                                                 Deductions         End
                                       Beginning                                                  (Amounts       of Period
Name of Debtor                         of Period      Additions    Increase  (c)    Decrease    written off)     (Current)
- - - --------------                        ----------      ---------    -------------    --------    ------------    ----------
Eckardt C. Beck,
Chairman & Chief
Executive Officer
of the Company

Fiscal Year ended October 31, 1991:
- - - -----------------------------------
                                     $2,164,709 (a)  $      -        $162,529     ($477,782) (d)  (76,667) (e)  $1,772,789
                                     ==========      ========        ========     =========       =======       ==========

Fiscal Year ended October 31, 1992:
- - - -----------------------------------
                                     $1,772,789 (a)  $391,920 (b)    $162,529     ($477,782) (d)  (76,667) (e)  $1,772,789
                                     ==========      ========        ========     =========       =======       ==========

Fiscal Year ended October 31, 1993:
- - - -----------------------------------
                                     $1,772,789 (a)  $391,920 (b)    $162,529     ($477,782) (d)  (76,667) (e)  $1,772,789
                                     ==========      ========        ========     =========       =======       ==========

(a) Represents the present value of a $2,300,000 face value loan originally due on or before August 20, 1991. The loan is unsecured and bears no interest. Interest was imputed on the loan at approximately 8%. During 1991, the loan agreement was amended. Subject to the maintenance of certain employment conditions, one-fifth of the loan was scheduled to be forgiven on each succeeding anniversary.

(b) During July 1992 and 1993 , the Company and its Chief Executive Officer agreed to waive the first scheduled one-fifth forgiveness of the loan and extend the employment agreement one year. Accordingly, the addition represents the effect of reestablishing the loan's full face value of $2,3000,000 at August 20, 1993 and 1992.

(c) Represents the amortization of the total imputed interest on the loan. At the loan's inception total imputed interest amounted to $178,218. With the amendment of the loan during 1991, imputed interest was recalculated to total $477,782 (utilizing an interest rate of approximately 8%) assuming the loan will be retired over five years as defined.

(d) Represents the amended loan discount as of October 31, 1993, 1992 and 1991.

(e) Represents the pro rata amortization of the anticipated forgiveness of the principal amount under the amended terms of the loan as defined.