Form 10-Q/A
period 1994-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-05-13
CIK 823556

                                  FORM 10-Q/A

                         AMENDMENT NO. 1 TO FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
- - - ---
ACT OF 1934

For the quarterly period ended January 31, 1994
                               ----------------


   ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934


For the transition period from _______________ to_____________


                       Commission File Number  033-17921
                                              ----------


                      AIR & WATER TECHNOLOGIES CORPORATION
           __________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                13-3418759
               --------                                ----------
     (State or other Jurisdiction           (I.R.S. Employer Identification
            of Corporation)                              Number)


          U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                           Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No         .
    -------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1994.

Class A

$.001 Par Value Common Stock                                24,818,281        .
- - - -------------------------------                 -------------------------------
      (Title of Class)                           (Number of Shares Outstanding)

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
    CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 1994 AND OCTOBER 31, 1993
    -----------------------------------------------------------------------
                       (in thousands , except share data)
                       ----------------------------------

                             ASSETS                                1994       1993
                             ------                                ----       ----
                                                                 ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  7,215   $  7,624
  Accounts receivable, less allowance for doubtful
   accounts of $3,800 and $3,100 in 1994 and 1993                 104,350    115,131
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                               71,990     80,966
  Inventories                                                      30,579     30,140
  Prepaid expenses and other current assets                        18,792     17,548
  Net current assets of discontinued operations                    21,193     18,487
                                                                 --------   --------
    Total current assets                                          254,119    269,896

PROPERTY, PLANT AND EQUIPMENT, net                                 45,266     45,441
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES                  19,277     18,323
DEFERRED DEBT ISSUANCE COSTS                                        4,033      4,084
GOODWILL                                                          235,283    237,002
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                   6,908      6,269
OTHER ASSETS                                                       19,494     20,275
                                                                 --------   --------
    Total assets                                                 $584,380   $601,290
                                                                 ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                          $ 39,354   $ 28,240
  Current installments of long-term debt                            1,525      3,455
  Accounts payable                                                 43,579     56,499
  Accrued expenses                                                 73,554     51,359
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                           27,544     24,229
  U.S. and foreign income taxes                                     3,646      4,743
                                                                 --------   --------
    Total current liabilities                                     189,202    168,525
                                                                 --------   --------

LONG-TERM DEBT                                                    221,738    221,906
                                                                 --------   --------
MINORITY INTEREST IN AFFILIATES                                       407        545
                                                                 --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized, 2,500,000 shares;
   none issued                                                          -          -
 Common stock par value $.001 authorized 100,000,000 shares;
   issued 24,908,183 shares in 1994 and 1993                           25         25
  Additional paid-in capital                                      301,136    301,048
  Accumulated deficit                                            (126,954)   (89,557)
  Common stock in treasury, at cost                                  (108)      (108)
  Cumulative currency translation adjustment                       (1,066)    (1,094)
                                                                 --------   --------
    Total stockholders' equity                                    173,033    210,314
                                                                 --------   --------

    Total liabilities and stockholders' equity                   $584,380   $601,290
                                                                 ========   ========

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
          FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1994 AND 1993
          ------------------------------------------------------------

                     (in thousands, except per share data)
                     -------------------------------------
                                  (unaudited)
                                  -----------


                                                     1994       1993
                                                     ----       ----

SALES                                              $132,227   $161,099

COST OF SALES                                       106,211    119,132
                                                   --------   --------

  Gross Margin                                       26,016     41,967

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              34,669     33,348

AMORTIZATION OF GOODWILL                              1,719      1,708

PROVISION FOR ASSET VALUATION                        17,300          -
                                                   --------   --------

  Operating Income (loss)                           (27,672)     6,911

INTEREST EXPENSE                                     (6,304)    (6,111)

INTEREST INCOME                                         393        157

OTHER EXPENSE, NET                                     (745)      (474)
                                                   --------   --------

  Income (loss) from continuing operations
   before income taxes and minority interest        (34,328)       483

INCOME TAX PROVISION (BENEFIT)                          (22)       121

MINORITY INTEREST                                      (138)        83
                                                   --------   --------

  Net income (loss) from continuing operations      (34,168)       279

INCOME (LOSS) FROM DISCONTINUED OPERATIONS           (3,229)       100
                                                   --------   --------

NET INCOME (LOSS)                                  $(37,397)  $    379
                                                   ========   ========

EARNINGS (LOSS)  PER SHARE:

  Continuing operations                            $  (1.38)  $    .01
  Discontinued operations                              (.13)       .01
                                                   --------   --------

  NET INCOME (LOSS) PER SHARE                      $  (1.51)  $    .02
                                                   ========   ========

    Weighted average number of shares outstanding    24,818     24,823
                                                   ========   ========

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
          FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1994 AND 1993
          ------------------------------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                        1994       1993
                                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $(37,397)  $    379
  Adjustments to reconcile net income (loss) to net cash provided by
   (used for) continuing operations -
    Discontinued operations                                              3,229       (100)
    Depreciation and amortization                                        4,135      4,322
    Minority interest                                                     (138)        83
                                                                      --------   --------
                                                                       (30,171)     4,684
  Changes in working capital, net of effects from acquisitions -
    (Increase) decrease in current assets -
      Accounts receivable                                               10,781      3,159
      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                             8,976     16,481
      Inventories                                                         (439)      (493)
      Prepaid expenses and other current assets                         (1,414)      (229)
    Increases (decrease) in current liabilities -
      Accounts payable                                                 (12,920)   (27,321)
      Accrued expenses                                                  22,195      2,157
      Billings in excess of costs and estimated earnings on
       uncompleted contracts                                             3,315    (12,302)
      Income taxes                                                      (1,097)       (62)
  Other assets                                                             935        119
                                                                      --------   --------
      Net cash provided by (used for) continuing operations                161    (13,807)
      Net cash used for discontinued operations                         (6,574)    (4,529)
                                                                      --------   --------
      Net cash used for operating activities                            (6,413)   (18,336)
                                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (907)    (1,434)
  Investment in environmental treatment facilities                        (954)      (118)
  Software development                                                    (970)         -
  Other, net                                                              (209)    (1,048)
                                                                      --------   --------
      Net cash used for investing activities                            (3,040)    (2,600)
                                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable and long-term debt                           (2,098)    (1,768)
  Net borrowings under line of credit                                   11,114     15,946
  Change in cumulative currency translation adjustment                      28       (198)
                                                                      --------   --------
      Net cash provided by financing activities                          9,044     13,980
                                                                      --------   --------

      Net decrease in cash and cash equivalents                           (409)    (6,956)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,624     10,121
                                                                      --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  7,215   $  3,165
                                                                      ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                            $  7,157   $  5,255
                                                                      ========   ========

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                JANUARY 31, 1994
                                ----------------
                                  (UNAUDITED)
                                  -----------


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

(1)  CASH EQUIVALENTS:
     -----------------

     Cash equivalents consist of investments in short-term highly liquid securities having an original maturity at the date of acquisition of three months or less and primarily include investments in bank time deposits at January 31, 1994 and October 31, 1993.


(2)  NET INCOME (LOSS) PER SHARE:
     ----------------------------

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


(3)  SALE OF ACCOUNTS RECEIVABLE:
     ----------------------------

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


(4)  INVESTMENTS IN JOINT VENTURES:
     ------------------------------

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

     Summary financial information for joint ventures accounted for on the equity method for the three month periods ending January 31, 1994 and 1993 follows:

     Company share of joint ventures:          1994      1993
                                               ----      ----

       Sales                                   $6,939   $14,742
       Cost of sales                            5,315    12,740
       General and administrative expenses      1,115     1,479
                                               ------   -------
       Income                                  $  509   $   523
                                               ======   =======

     Investment at January 31                  $  787   $ 3,147
                                               ======   =======

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

(5)  PROVISION FOR ASSET VALUATION:
     ------------------------------

     Certain businesses no longer meeting strategic objectives are anticipated to be divested in connection with a contemplated capital transaction (see
     Note 7). These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and diverts management attention from its core products and services. The aggregate net book values of these operations are approximately $37,000,000. Total assets approximate $45,000,000 which includes approximately $10,000,000 for accounts receivable, $5,700,000 for costs and estimated earnings in excess of billings, $12,000,000 for inventories, $9,800,000 for property plant and equipment, $2,000,000 for other assets and $5,500,000 for goodwill. As a result of the anticipated divestitures, the Company has recorded a $17,300,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds of approximately $19,700,000.


(6)  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

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

(7)  SUBSEQUENT  EVENT:
     ------------------

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

ITEM II.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


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

Results of Operations
- - - ----------------------

Summarized below is certain financial information relating to the core environmental segments of the Company (in thousands).


                                               Three Months Ending January 31,
                                               -------------------------------
                                                 1994              1993
                                                 ----              ----
Sales:
          Research - Cottrell                  $ 54,550          $ 67,344
          Metcalf & Eddy                         68,203            83,093
          Residuals Management Group              9,474            10,569
          Eliminations/Other                          -                93
                                               --------          --------
                                               $132,227          $161,099
                                               ========          ========

Cost of Sales:
          Research - Cottrell                  $ 52,899          $ 54,165
          Metcalf & Eddy                         45,888            57,193
          Residuals Management Group              7,435             7,681
          Eliminations/Other                        (11)               93
                                               --------          --------
                                               $106,211          $119,132
                                               ========          ========

Selling, General and Administrative Expenses:
          Research - Cottrell                  $  9,740          $  9,141
          Metcalf & Eddy                         20,183            20,065
          Residuals Management Group              2,481             2,348
          Eliminations/Other                         (4)               10
          Corporate Unallocated                   2,269             1,784
                                               --------          --------
                                               $ 34,669          $ 33,348
                                               ========          ========

Amortization of Goodwill:
          Research - Cottrell                  $    784          $    793
          Metcalf & Eddy                            913               905
          Residuals Management Group                 22                10
                                               --------          --------
                                               $  1,719          $  1,708
                                               ========          ========
Provision for Asset Valuation:
          Corporate Unallocated                $ 17,300          $      -
                                               ========          ========

Operating Income:
          Research - Cottrell                  $ (8,873)         $  3,245
          Metcalf & Eddy                          1,219             4,930
          Residuals Management Group               (464)              530
          Other                                      15               (10)
          Corporate Unallocated                 (19,569)           (1,784)
                                               --------          --------
                                               $(27,672)         $  6,911
                                               ========          ========

Three Months Ended  January 31, 1994 Compared to
- - - ------------------------------------------------
Three Months Ended January 31, 1993
- - - -----------------------------------

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

     Selling, general and administrative expenses of $34,669,000 increased $1,321,000 from $33,348,000 in the prior period. Selling, general and administrative expenses at Research-Cottrell increased $599,000 compared to the prior period. The increase relates to shifting the business focus from large utility projects to continuous emissions monitors, air-toxics control systems and its service and maintenance business. Metcalf & Eddy's selling, general and administrative expenses increased by $118,000 due in part to an additional $1,000,000 of legal fees offset by lower sales volumes. Increases in selling, general and administrative expenses for the Residual Management Group were due to higher levels of expenses from expanding service related product lines.

     Certain businesses no longer meeting strategic objectives are anticipated to be divested in connection with a contemplated capital transaction (see
     Note 7). These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and diverts management attention from its core products and services. The aggregate net book values of these operations are approximately $37,000,000. Total assets approximate $45,000,000 which includes approximately $10,000,000 for accounts receivable, $5,700,000 for costs and estimated earnings in excess of billings, $12,000,000 for inventories, $9,800,000 for property plant and equipment, $2,000,000 for other assets and $5,500,000 for goodwill. As a result of the anticipated divestitures, the Company has recorded a $17,300,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds of approximately $19,700,000.

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


Financial Condition
- - - -------------------

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

PRASA Litigation
- - - ----------------

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

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                           (registrant)



Date      May 12, 1994          /s/ Douglas A. Satzger
      ----------------------   -------------------------
                                Senior Vice President
                                and General Counsel.