Form 10-K/A
period 1993-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-05-23
CIK 823556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                         AMENDMENT NO. 2 TO FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended October 31, 1993

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

Commission file number:  033-17921

                     AIR & WATER TECHNOLOGIES CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    13-3418759
- - -------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

 P.O. Box 1500, Somerville, New Jersey                     08876
- - ----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

      (Registrant's Telephone Number, Including Area Code) (908) 685-4600
                                                           --------------

                                  ----------

          Securities registered pursuant to Section 12(b) of the Act:

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

     The Exhibit Index to this Annual Report on Form 10-K is located at Page 78 herein.

     The undersigned registrant hereby amends Item 8, Financial Statements and Supplemental Data, Item 11, Executive Compensation and Other Information, and
Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K of its Annual Report on Form 10-K for the fiscal year ended October 31, 1993, Commission File No. 033-17921, as set forth in the pages attached hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AIR & WATER TECHNOLOGIES CORPORATION
                                            (Registrant)


Date: May 23, 1994                          By: /s/ Douglas A. Satzger
                                                --------------------------------
                                                Senior Vice President
                                                and General Counsel

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ------   -------------------------------------------


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Air & Water Technologies Corporation:                            Page
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
                                                                  ========   ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993

(1) SUMMARY OF SIGNIFICANT
- - --------------------------
ACCOUNTING POLICIES:
- - --------------------

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


(2) RESTRUCTURING OF OPERATIONS AND THE MERGER WITH METCALF & EDDY COMPANIES
- - ----------------------------------------------------------------------------
INC. ("MECI"):
- - --------------

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

(6) INVESTMENTS IN ENVIRONMENTAL
- - --------------------------------
TREATMENT FACILITIES:
- - ------------------------

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

    The gross amount of proceeds from and repayments of working capital borrowings under the Credit Agreement consists of the following (in thousands) -

                     1993             1992             1991
                     ----             ----             ----
Borrowings         $196,240         $124,500         $12,000
Repayments         (168,000)        (124,500)        (12,000)
                   --------         --------         -------
Net                $ 28,240              -0-             -0-
                   ========         ========         =======

The Company classifies its net borrowings under the Credit Agreement as short-term as such borrowings are required to be paid in full each quarter.

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

AIR & WATER TECHNOLOGIES CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)
- - ------------------------------------

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

           FOR THE THREE YEARS ENDED OCTOBER 31, 1993, 1992 and 1991
           ---------------------------------------------------------

                                                                                                                Balance at
                                      Balance at                                                 Deductions         End
                                       Beginning                                                  (Amounts       of Period
Name of Debtor                         of Period      Additions    Increase  (c)    Decrease    written off)     (Current)
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

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION
          --------------------------------------------

SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ended October 31, 1993, 1992 and 1991 ("Fiscal 1993", "Fiscal 1992" and "Fiscal 1991", respectively) the cash compensation paid by AWT, as well as certain other compensation paid or accrued for those years, to each of the six most highly compensated executive officers of AWT in all capacities in which they served.


                                           ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                        ---------------------------  --------------------------
                                                                              AWARDS
                                                                     --------------------------
                                                                      RESTRICTED   SECURITIES    ALL OTHER
NAME AND                                              OTHER ANNUAL      STOCK      UNDERLYING    COMPENSA-
PRINCIPAL POSITION           YEAR       SALARY($)   COMPENSATION($)  AWARD(S)($)   OPTIONS(#)    TION($)
- - -----------------------      ----      -----------  ---------------  ------------  ------------  ----------
Eckardt C. Beck              1993        356,400         94,507(1)            0       26,000        145,389(2)
Chairman of the              ----
Board and Chief              1992        356,000         94,507               0            0        157,399
Executive Officer            ----
                             1991        356,000              *               0            0              *
                             ----

Arthur L. Glenn              1993        139,263(3)           0          22,000(4)    73,000              0
President and Chief          ----
Operating Officer

Harvey Goldman               1993        180,002              0               0       15,000         17,282(5)
Executive Vice               ----
President                    1992        180,002              0               0       15,000         22,379
                             ----
                             1991        178,877              *               0            0              *
                             ----

Douglas A. Satzger           1993        153,333              0               0       15,000            465(5)
Senior Vice President        ----
& General Counsel            1992        170,000              0               0            0             85
                             ----
                             1991         62,551(6)           *               0            0              *
                             ----

Donald A. Deieso             1993        175,000              0               0       20,000          8,642(5)
Executive Vice               ----
President                    1992        175,000              0               0            0         11,501
For Operations               ----
                             1991        168,335              *               0            0              *
                             ----

Joseph P. Matturro           1993        153,005              0               0       15,000            636(5)
Vice President               ----
For Administration           1992        153,005              0               0            0            459
                             ----
                             1991        153,005              *               0            0              *
                             ----

- - ----------
* Under the Securities and Exchange Commission's transition rules, no disclosure is required.
(1) "Other Annual Compensation" for Mr. Beck in Fiscal 1993 includes $75,000 ($6,250 per month) paid to Mr. Beck as a housing allowance, as well as other amounts paid to Mr. Beck for time spent on behalf of AWT in Massachusetts and to reimburse Mr. Beck for real estate and income taxes in Massachusetts.
(2) "All Other Compensation" for Mr. Beck in Fiscal 1993 consists of the following: (i) a contribution of $1,799 to AWT's Thrift Plan; (ii) a contribution of $8,125 to AWT's Supplemental Pension Plan; and (iii) $135,465 of interest imputed to a loan made by AWT to Mr. Beck more fully described below.
(3) Represents amounts paid to Mr. Glenn since joining AWT on April 12, 1993. Mr. Glenn is paid a base salary of $250,000 per annum.
(4) As of October 31, 1993, Mr. Glenn held 2,000 shares of restricted Class A Common Stock with an aggregate value of $27,750. The Company's Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), all restrictions on these shares will lapse.
(5) "All Other Compensation" for Fiscal 1993 consists of (i) $1,732 contributed to AWT's Thrift Plan and $15,550 contributed to AWT's Supplemental Pension Plan on behalf of Mr. Goldman; (ii) $465 contributed to AWT's Thrift Plan on behalf of Mr. Satzger, (iii) $8,642 contributed to AWT's Supplemental Pension Plan on behalf of Mr. Deieso; and (iv) $636 contributed to AWT's Thrift Plan on behalf of Mr. Matturro.
(6) Represents amounts paid to Mr. Satzger in Fiscal 1991 from the start of his employment on June 18, 1991.

EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

     On August 20, 1990, the Board of Directors of AWT made a one-year, interest-free, unsecured loan of $2,300,000 to Mr. Beck. This loan was made to Mr. Beck, a founder of AWT and its then Chairman of the Board, Chief Executive Officer and President, so that he could satisfy certain personal financial obligations without having to sell a substantial portion of his equity investment in the Company. AWT does not currently intend to make loans to other members of management with terms similar to those of Mr. Beck's loan. As more fully described below, pursuant to Amendment No. 3 to the Employment Agreement (as hereinafter defined), dated March 17, 1994 ("Amendment No. 3"), the Company has agreed to forgive this loan, subject to and upon consummation of the transactions contemplated by the Investment Agreement.

     In order to ensure that AWT would continue to have the benefit of Mr. Beck's services for a sufficient period of time to implement the Board of Directors' corporate strategies and to properly motivate Mr. Beck during such period, the Company entered into an Employment Agreement, dated as of August 20, 1991, between AWT and Mr. Beck that, among other things, extended Mr. Beck's employment term with AWT for a five-year term (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Beck agreed to serve as AWT's Chairman of the Board of Directors and Chief Executive Officer for a five-year term and to serve as a director and officer of AWT's subsidiaries. The Employment Agreement provides that Mr. Beck shall maintain a substantial equity interest in AWT until the expiration of his employment and that he will advise the Executive Committee of the Board of Directors of any proposed sales by him of AWT stock. If the Executive Committee of the Board of Directors determines that any proposed sale would reduce Mr. Beck's equity interest in AWT to a level that is unacceptable to the Executive Committee, in its reasonable judgment, Mr. Beck would be precluded from consummating such sale notwithstanding the associated market risk that might result from such a determination by the Executive Committee. In consideration for Mr. Beck's agreeing to maintain a substantial equity interest in AWT throughout the term of his employment (at a time when the closing market price of AWT's Class A Common Stock was $18.75 per share), subject to Amendment No. 3, AWT agreed in the Employment Agreement that, on each anniversary of the date of the Employment Agreement, if Mr. Beck remains an employee of AWT serving in the capacities of Chairman of the Board and Chief Executive Officer at that time, AWT will forgive one-fifth of the unsecured, non-interest bearing loan to Mr. Beck in the original principal amount of $2,300,000 to the extent that all or any portion of the loan remains outstanding. AWT further agreed to forgive such loan in its entirety in the event of Mr. Beck's death, termination for disability (as defined), termination by AWT other than for Cause (as defined), termination by Mr. Beck in the event of a material breach of the Employment Agreement by AWT (such event is defined as "Good Reason"), or upon a change of control (as defined) of AWT. In addition, if Mr. Beck's employment is terminated by Mr. Beck for "Good Reason," or by AWT for any reason other than for "Cause," or by reason of Mr. Beck's death or disability, Mr. Beck is entitled to payment of all "Accrued Benefits" (as defined) through the date of termination, and to payment of all salary payments that Mr. Beck would have been entitled to had his employment not been so terminated. Under the terms of the Employment Agreement, Mr. Beck is entitled to an annual salary, subject to cost-of-living adjustments, of $356,000 for such services, participation in stock option and other bonus and incentive programs available to other senior executives, as well as a housing allowance of $6,250 per month and reimbursement for certain other living and associated expenses (such as income and real estate taxes) directly incurred by Mr. Beck in Massachusetts as a result of the time spent there performing his duties for various AWT subsidiaries.

     In each of Fiscal 1992 and 1993, Mr. Beck advised AWT's Board of Directors that, in light of AWT's financial performance, Mr. Beck had concluded that it was inappropriate and not in AWT's best interests to have the initial installment of the loan forgiven as scheduled and, accordingly, Mr. Beck waived the requirement that a portion of the loan be forgiven as scheduled. As a result, the Executive Committee twice amended the Employment Agreement to reflect this fact and added a sixth, and then a seventh year, to the employment term so that Mr. Beck's Employment Agreement with AWT currently expires on August 20, 1998, although the obligation to continue to serve as Chairman of the Board and Chief Executive Officer of AWT ceases on August 20, 1996, the original termination date under the Employment Agreement prior to such amendments thereto. In addition, the first installment of the loan is now scheduled to be forgiven on August 20, 1994. In addition to the foregoing, Mr. Beck has also voluntarily elected to forego the annual cost-of-living adjustment and his participation in bonus programs provided for under the Employment Agreement in view of AWT's financial performance.

    Directors who are not employees of AWT or any of its affiliated companies receive an annual fee of $18,000 for service on the Board of Directors and an additional $7,500 per annum for service on each Committee thereof. In addition, directors are reimbursed for out-of-pocket expenses of attending Board and Committee meetings.

    PROFIT SHARING PLAN

    AWT participates in RCI's profit sharing plan, which plan provides for annual discretionary AWT contributions, which are fixed by the Board of Directors based on the performance of the applicable group during the last fiscal year. AWT contributions and forfeitures are allocated among the participants' accounts on the basis of each participant's base salary subject to limitations provided in section 415(c) of the Internal Revenue Code of 1986, as amended (the "Code"). All full-time regular employees who meet the minimum service (one continuous year) requirement participate in the profit sharing plan. Participants' accounts vest at the rate of ten percent for the first four years and twenty percent for the next three years of continuous service. Participants may elect to have the plan trustee invest their accounts in either a short term fixed investment fund, a diversified fund or AWT Class A Common Stock. Distribution of a participant's account is made upon death, disability or retirement in the form of a lump sum, an annuity, or annual installments paid over five years. The vested portion of a participant's account is distributed on earlier separation from service. In light of AWT's financial performance in fiscal 1993, no contributions were made by AWT to this profit sharing plan.

    THRIFT PLAN

    AWT participates in a thrift plan maintained by RCI which permits each participant to contribute, and, subject to certain limitations under Section 401(k) of the Code, defer from taxable income, up to 10 percent of his or her base salary. For the first four percent of base salary contributed by a participant, AWT makes a matching contribution of $.25 for each dollar contributed by the participant. All full-time regular employees who meet the minimum service (one continuous year) requirement may participate in the thrift plan. Participants' contributions, which are included in the Executive Compensation table, vest immediately. AWT contributions to participant accounts vest at a rate of ten percent for the first four years and twenty percent for the next three years of continuous service.

    Participants may elect to have the plan trustee invest their accounts in either a short-term, fixed investment fund, a diversified fund or AWT Class A Common Stock. Under the thrift plan, participants may elect distribution at age 59 1/2 or prior to 59 1/2 under certain hardship conditions, in either case without termination of employment. Participants may take distribution of their accounts in the form of lump sum payment, an annuity or annual installments paid over five years. AWT contributions allocated and vested to the thrift plan accounts of the named individuals for fiscal 1993 were: Mr. Beck, $1,799; Mr.Goldman, $1,732; Mr. Matturro, $636; and Mr. Satzger, $465.

    SUPPLEMENTAL PENSION PLAN

    The following table shows the estimated annual benefits payable upon retirement to participants in AWT's Supplemental Pension Plan.

                     ESTIMATED ANNUAL RETIREMENT BENEFITS

               YEARS OF SERVICE
               -------------------------------------------
Bonus
Remuneration      15       20       25       30       35
- - ------------
$ 25,000       $ 5,625  $ 7,500  $ 9,375  $11,250  $13,125
  50,000        11,250   15,000   18,750   22,500   26,250
  75,000        16,875   22,500   28,125   33,750   39,375
 100,000        22,500   30,000   37,500   45,000   52,500
 125,000        28,125   37,500   46,875   56,250   65,625

    Certain officers and key employees of whom three are named in the Executive Compensation table participate in an unfunded supplemental pension plan which provides additional annual retirement benefits equal to 1.5% of the average of the participant's final five bonuses multiplied by the participant's years of service, up to a maximum of 35 years. No separate accounts are maintained and no amounts are vested until a participant reaches retirement in the employ of AWT. Officers named in the Summary Compensation Table have been credited with the following years of service: Mr. Beck, 6 years, Mr. Goldman, 8 years, and Mr. Deieso, 4 years.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information regarding the grant of stock options under AWT's Long-Term Incentive Compensation Plan to the six named executive officers of AWT during Fiscal 1993. The potential realizable values that would exist for the respective options are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date of grant over the full term of the option. Actual gains, if any, on stock options, exercises and stock holdings are dependent on the future performance of the Class A Common Stock.

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION FOR
                                                    INDIVIDUAL GRANTS                                OPTION TERM
                          -------------------------------------------------------------------   -----------------------
                          NUMBER OF
                          SECURITIES
                          UNDERLYING    % OF TOTAL
                          OPTIONS       OPTIONS GRANTED         EXERCISE
                          GRANTED       TO EMPLOYEES            PRICE              EXPIRATION
NAME                      (#)(1)        IN FISCAL YEAR          ($/SH)(2)          DATE             5%($)     10%($)
- - --------------------      -------------------------------------------------------------------   -----------------------
Eckardt C. Beck             26,000          2.70%                 $11.75            8/12/2003       192,400   486,720

Arthur L. Glenn             50,000          5.19%                 $11.00            4/12/2003       346,000   876,000
                            23,000          2.39%                 $11.75            8/12/2003       170,200   430,560

Harvey Goldman              15,000          1.56%                 $11.75            8/12/2003       111,000   280,800

Douglas A. Satzger          15,000          1.56%                 $11.75            8/12/2003       111,000   280,800

Donald A. Deieso            20,000          2.08%                 $11.75            8/12/2003       148,000   374,000

Joseph P. Matturro          15,000          1.56%                 $11.75            8/12/2003       111,000   280,800

- - ----------

(1) Options granted in Fiscal 1993 vest annually in four equal installments commencing one year from the date of grant. Under the terms of the Company's Long-Term Incentive Compensation Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options. The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment. The Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), any outstanding options not theretofore fully exercisable shall immediately become exercisable in their entirety.
(2) The exercise price may be paid in cash, in shares of Class A Common Stock valued at their fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to AWT, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes, if any.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

     The following table sets forth information with respect to the named executives concerning unexercised options, held as of October 31, 1993. No options were exercised during Fiscal 1993 by any of the named executive officers.


                       NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                           UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                                   FY-END                           AT FY-END(1)
                      --------------------------------   ----------------------------------
                        EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
NAME                        (#)              (#)             ($)               ($)
- - --------------------  ---------------   --------------   -----------   --------------------
Eckardt C. Beck                0            26,000          N/A               55,250

Arthur L. Glenn                0            73,000          N/A              192,625

Harvey Goldman             8,125            26,000            0(2)            31,875

Douglas A. Satzger        14,500            34,500            0(2)            31,875

Joseph P. Matturro        15,000            30,000            0(2)            31,875

Donald A. Deieso          43,750            41,250            0(2)            42,500

- - ----------

(1) The exercise price of the options held by the above-named executives is $11.75 per share, or $11.00 per share in the case of Mr. Glenn's option to purchase 50,000 shares, in each case the fair market value of AWT's Common Stock on the date of grant. The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Class A Common Stock of $13.875, the closing sale price per share of the Class A Common as reported on the American Stock Exchange Composite Tape for October 31, 1993.

(2) The exercisable options and certain of the unexercisable options held by Messrs. Goldman, Satzger, Matturro and Deieso were not in-the-money as of October 31, 1993.




             [The remainder of this page left blank intentionally.]
             ------------------------------------------------------