Form 10-Q/A
period 1994-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-05-23
CIK 823556

                                  FORM 10-Q/A

                         AMENDMENT NO. 2 TO FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
- - ---
ACT OF 1934

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

Results of Operations
- - ----------------------

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
                                               ========          ========

Three Months Ended  January 31, 1994 Compared to
- - ------------------------------------------------
Three Months Ended January 31, 1993
- - -----------------------------------

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


Financial Condition
- - -------------------

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

PRASA Litigation
- - ----------------

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



Date      May 23, 1994          /s/ Douglas A. Satzger
      ----------------------   -------------------------
                                Senior Vice President
                                and General Counsel.