Form 10-Q
period 1994-04-30
AIR & WATER TECHNOLOGIES CORP
filed 1994-06-13
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
- - -----
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994
                               --------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - --------
SECURITIES ACT OF 1934


For the transition period from _______________ to_____________


                Commission File Number  033-17921
                                        ---------

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
 Yes    X      No         .
     ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.

Class A

$.001 Par Value Common Stock                      25,318,281
- - ----------------------------            -----------------------------
      (Title of Class)                  (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1994 AND OCTOBER 31, 1993
- - -----------------------------------------------------------------
               (in thousands , except share data)
                --------------------------------

             ASSETS                                        1994       1993
             ------                                        ----       ----
                                                        (unaudited)
                                                         ---------
CURRENT ASSETS:
  Cash and cash equivalents                             $  3,173     $  7,624
  Accounts receivable, less allowance for doubtful
       accounts of $2,600 and $3,100 in 1994 and 1993    107,431      115,131
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                   76,337       80,966
  Inventories                                             30,423       30,140
  Prepaid expenses and other current assets               18,043       17,548
    Net current assets of discontinued operations              _       18,487
                                                        --------     --------
      Total current assets                               235,407      269,896

PROPERTY, PLANT AND EQUIPMENT, net                        44,342       45,441
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES         20,230       18,323
DEFERRED DEBT ISSUANCE COSTS                               3,982        4,084
GOODWILL                                                 233,561      237,002
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS              _        6,269
OTHER ASSETS                                              20,410       20,275
                                                        --------      -------
      Total assets                                      $557,932     $601,290
                                                        ========     ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                 $ 50,018     $ 28,240
  Current installments of long-term debt                   1,523        3,455
  Accounts payable                                        54,670       56,499
  Accrued expenses                                        71,585       51,359
  Billings in excess of costs and estimated earnings on
      uncompleted contracts                               26,031       24,229
  U.S. and foreign income taxes                            4,881        4,743
  Net current liabilities of discontinued operations       2,687            _
                                                        --------     --------
      Total current liabilities                          211,395      168,525
                                                        ========     ========

LONG-TERM DEBT                                           221,560      221,906
                                                        --------     --------
MINORITY INTEREST IN AFFILIATES                              286          545
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized,
       2,500,000 shares; none issued                           -            -
  Common stock par value $.001 authorized 100,000,000
      shares; issued  25,408,183 and 24,908,183 shares
      in 1994 and 1993                                        25           25
  Additional paid-in capital                             306,224      301,048
  Accumulated deficit                                   (180,701)     (89,557)
  Common stock in treasury, at cost                         (108)        (108)
  Cumulative currency translation adjustment                (749)      (1,094)
                                                        --------     --------
      Total stockholders' equity                         124,691      210,314
                                                        --------     --------

       Total  liabilities and stockholders' equity      $557,932     $601,290
                                                        ========     ========

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
  FOR THE THREE AND SIX MONTH PERIODS ENDING APRIL 30, 1994 AND 1993
  ------------------------------------------------------------------

                (in thousands, except share data)
                 -------------------------------
                           (unaudited)
                            ---------


                                        Three Months           Six Months
                                       Ending April 30       Ending April 30
                                       ---------------       ---------------
                                        1994      1993       1994      1993
                                        ----      ----       ----      ----
SALES                               $133,204  $172,349   $265,431  $333,448

COST OF SALES                        105,107   126,420    211,318   245,552
                                    --------  --------   --------  --------
 Gross Margin                         28,097    45,929     54,113    87,896

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES               38,163    35,712     72,832    69,060

AMORTIZATION OF GOODWILL               1,725     1,705      3,444     3,413

PROVISION FOR ASSET VALUATION              -         -     17,300         -
                                    --------  --------   --------  --------
 Operating Income (loss)             (11,791)    8,512    (39,463)   15,423

INTEREST EXPENSE                      (6,713)   (6,163)   (13,017)  (12,274)

INTEREST INCOME                          249       242        642       399

OTHER EXPENSE, NET                      (549)     (757)    (1,294)   (1,231)
                                    --------  --------   --------  --------
 Income (loss) from continuing
 operations before income taxes
 and minority interest               (18,804)    1,834    (53,132)    2,317

PROVISION FOR INCOME TAXES                64       313         42       434

MINORITY INTEREST                       (121)       14       (259)       97
                                    --------  --------   --------  --------
 Income (loss) from continuing
 operations                          (18,747)    1,507    (52,915)    1,786

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                           (35,000)    1,468    (38,229)    1,568
                                    --------  --------   --------  --------
NET INCOME (LOSS)                   $(53,747) $  2,975   $(91,144) $  3,354
                                    ========  ========   ========  ========
EARNINGS (LOSS) PER SHARE

 Continuing operations              $   (.74) $   .06    $  (2.12) $    .07
 Discontinued operations               (1.40)     .06       (1.53)      .07
                                    -------- --------    --------  --------
NET INCOME (LOSS) PER SHARE         $  (2.14) $   .12    $  (3.65) $    .14
                                    ======== ========    ========  ========
 Weighted average number of
  shares outstanding                  25,065   24,812      24,940    24,814
                                    ======== ========    ========  ========

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
    FOR THE SIX MONTH PERIODS ENDING APRIL 30, 1994 AND 1993
    --------------------------------------------------------
                         (in thousands)
                           (unaudited)

                                                           1994        1993
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $   (91,144)  $    3,354
  Adjustments to reconcile net income (loss) to
   net cash provided by
     (used for) continuing operations -
       Discontinued operations                             38,229       (1,568)
       Depreciation and amortization                        8,520        8,872
       Minority interest                                     (259)          97
                                                       ----------   ----------
                                                          (44,654)      10,755

  Changes in working capital, net of effects
   from acquisitions -
    (Increase) decrease in current assets -
       Accounts receivable                                  7,700       (5,830)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  4,629       12,961
       Inventories                                           (283)      (1,425)
       Prepaid expenses and other current assets             (851)       3,617
     Increases (decrease) in current liabilities -
       Accounts payable                                     (1,82)     (22,987)
       Accrued expenses                                    20,226      (11,160)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  1,802       (9,768)
       Income taxes                                           138         (610)
  Other assets                                                544       (1,361)
                                                       ----------   ----------
       Net cash used for continuing operations            (12,578)     (25,808)
       Net cash used for discontinued operations          (10,786)      (6,044)
                                                       ----------   ----------
       Net cash used for operating activities             (23,364)     (31,852)
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,729)      (1,491)
  Investment in environmental treatment facilities         (1,907)        (645)
   Software development                                    (2,355)           _
   Other, net                                                  59         (808)
                                                       ----------   ----------
         Net cash used for investing activities            (5,932)      (2,944)
                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    5,000            _
  Payment of notes payable and long-term debt              (2,278)      (2,191)
  Net borrowings under line of credit                      21,966       30,434
  Change in cumulative currency translation adjustment        157         (280)
     Other, net                                                 -           (8)
                                                       ----------   ----------
         Net cash provided by financing activities         24,845       27,955
                                                       ----------   ----------

         Net decrease in cash and cash equivalents         (4,451)      (6,841)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            7,624       10,121
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    3,173   $    3,280
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $   12,566   $   11,532
                                                       ==========   ==========

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                         APRIL 30, 1994
                         --------------
                           (unaudited)
                            ---------

The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the consolidated financial statements of the Company as included in its amended Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1993. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

(1)  Cash Equivalents:
     ----------------

     Cash equivalents consist of investments in short-term highly liquid securities having an original maturity at the date of acquisition of three months or less and primarily include investments in bank time deposits at April 30, 1994 and October 31, 1993.


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


(3)  Sale of Accounts Receivable:
     ---------------------------

     Through an accounts receivable purchase agreement with the First National Bank of Chicago ("the Institution"), the Company may sell eligible accounts receivable, at its option, on an ongoing basis, to the Institution, up to $20,000,000 until expiration of the agreement on January 31, 1995. In addition, the Company may sell up to an additional $10,000,000 of eligible and/or supplemental receivables, at its option, until June 15, 1994 under a temporary accounts receivable purchase agreement. Sales of accounts receivable under the agreement are subject to limited recourse. As needed, the Company replaces accounts receivable previously sold when they are collected. As of April 30, 1994 and October 31, 1993, $25,000,000 and $20,000,000, respectively, of accounts receivable were outstanding under the agreement and, accordingly, excluded from accounts receivable.


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

     Summary financial information for joint ventures accounted for on the equity method for the six month periods ending April 30, 1994 and 1993 follows:

     Company share of joint ventures:                     1994     1993
                                                        -------   -------

          Sales                                         $19,153   $33,816
          Cost of sales                                  15,811    28,852
          General and administrative expenses             2,324     2,942
                                                        -------   -------
          Income                                        $ 1,018   $ 2,022
                                                        =======   =======

          Investment at April 30                        $ 1,344   $ 3,325
                                                        =======   =======

     The Company's share of joint venture income presented above includes general and administrative expenses incurred by the joint ventures. General and administrative expenses incurred by the Company attributed to the management and administration of the joint ventures are not included.

     The Company's investment in joint ventures includes capital contributed to the joint ventures and the Company's share of undistributed earnings (included in other assets). In addition, the Company had receivables from the joint ventures totaling $2,814,000 at April 30, 1994 and $2,783,000 at October 31, 1993, relating to current services provided by the Company to the joint ventures.

     The data presented above primarily represents the Company's investment in a 43% owned joint venture with CRSS, Inc.
     providing services to the U. S. Air Force in Saudi Arabia.

(5)  Provision for Asset Valuation:
     -----------------------------

     Certain businesses no longer meeting strategic objectives are anticipated to be divested in connection with a contemplated capital transaction (see Note 7). These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and diverts management attention from its core products and services. As a result of the anticipated divestitures, the Company in the first quarter of 1994 recorded a $17,300,000 charge representing the difference between the carrying value of these operations of $37,000,000 and management's estimate of the anticipated net sales proceeds of approximately $19,700,000. Total assets of these operations approximate $45,000,000 at April 30, 1994, which includes approximately $11,000,000 for accounts receivable, $6,200,000 for costs and estimated earnings in excess of billings, $11,000,000 for inventories, $9,600,000 for property plant and equipment, $1,700,000 for other assets and $5,500,000 for goodwill.

(6)  Commitments and Contingencies:
     -----------------------------

     At April 30, 1994 and October 31, 1993, approximately $37,400,000 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E") has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. M&E's suit initially sought $27 million in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

     PRASA has been withholding payments under its contract with M&E. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. PRASA had denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court has stayed all proceedings (including further factual discovery and a trial date which had been set for May 18, 1992) pending disposition by the Supreme Court of the appeal of the procedural issue. On
     January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993 the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is nearing completion. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. It is now anticipated that a trial will begin in March, 1995.

     The  Company disputes the findings of the PRASA audit.   The
     Company believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by M&E.


     In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled on a separate action entitled "Colegio de Ingenieros vs. Autoridad de Acueductos y Metcalf & Eddy, Inc." which could impact the Company's action against PRASA. This ruling held that certain portions of a multi-year contract to repair, rehabilitate or decommission 82 sewage treatment plants between M&E and PRASA that pertained to design engineering were invalid as contrary to Puerto Rican law insofar as they called for the practice of engineering by M&E. This action, originally filed in September 1986 by the Puerto Rico College of Engineers (the "Colegio"), an island-wide professional engineering organization, sought a declaratory judgment that the engineering design portion of M&E's contract violated a Puerto Rico law prohibiting corporations from practicing engineering. The Company has filed a Motion for Reconsideration which is still pending before the Court.

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

(7)  Investment Agreement:
     --------------------

     On March 30, 1994, the Company entered into an Investment Agreement with its largest stockholder, Compagnie Generale des Eaux ("CGE") and Anjou International Company, a wholly-owned subsidiary of CGE ("Anjou"), together with a Letter Agreement between the Company and CGE, dated March 18, 1994, designed to strengthen the Company's competitive and financial position and increase its working capital availability. Under the terms of the agreement, the Company will: (i) issue for cash $60,000,000 of a new series of convertible exchangeable preferred stock with a dividend yield of 5.5%, convertible at $12.50 per share of Class A Common Stock; (ii) acquire CGE's U.S. water management subsidiary, Professional Service Group, Inc. ("PSG"), in exchange for 6,500,000 newly issued shares of Class A Common Stock; (For the year ended December 31, 1993, PSG had total revenue of approximate $80,000,000); (iii) benefit from certain financial undertakings from CGE which include a $125,000,000 term loan from CGE to repay the Prudential Notes; and (iv) become CGE's exclusive vehicle in the United States, its possessions and territories for CGE's water and wastewater management and air pollution activities.

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

     The agreement is subject to a favorable vote of the Company's stockholders at the Company's 1994 Annual Meeting of Stockholders, currently scheduled for June 14, 1994.

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

Results of Operations
- - ---------------------

Summarized below is certain financial information relating to the core environmental segments of the Company (in thousands).

                                     Three Months Ending     Six Months Ending
                                          April 30,               April 30,
                                     -------------------     ----------------
                                        1994      1993        1994       1993
                                       ------    ------      ------     ------
Sales:
     Research - Cottrell             $ 48,733   $ 76,589    $103,283   $143,933
     Metcalf & Eddy                    70,924     78,495     139,127    161,588
     Residuals Management Group        13,547     17,358      23,021     27,927
     Eliminations/Other                     -       (93)          -           -
                                     --------   --------    --------   --------
                                     $133,204   $172,349    $265,431   $333,448
                                     ========   ========    ========   ========
Cost of Sales:
     Research - Cottrell             $ 48,779   $ 61,711    $101,678   $115,876
     Metcalf & Eddy                    45,639     50,329      91,527    107,522
     Residuals Management Group        10,694     14,473      18,129     22,154
     Eliminations/Other                    (5)       (93)        (16)         -
                                     --------   --------    --------   --------
                                     $105,107   $126,420    $211,318   $245,552
                                     ========   ========    ========   ========

Selling, General and Administrative
  Expenses:
     Research - Cottrell             $ 11,244   $ 10,626    $ 20,984   $ 19,767
     Metcalf & Eddy                    21,638     19,976      41,821     40,041
     Residuals Management Group         2,723      3,189       5,204      5,537
     Eliminations/Other                   335        189         331        199
     Corporate Unallocated              2,223      1,732       4,492      3,516
                                     --------   --------    --------   --------
                                     $ 38,163   $ 35,712    $ 72,832   $ 69,060
                                     ========   ========    ========   ========

Amortization of Goodwill:
     Research - Cottrell             $    807   $    791    $  1,591   $  1,584
     Metcalf & Eddy                       916        904       1,829      1,809
     Residuals Management Group             2         10          24         20
                                     --------   --------    --------   --------
                                     $  1,725   $  1,705    $  3,444   $  3,413
                                     ========   ========    ========   ========
Provision for Asset Valuation:
     Corporate Unallocated           $      -   $      -    $ 17,300   $      -
                                     ========   ========    ========   ========

Operating Income:
     Research - Cottrell             $(12,097)  $  3,461    $(20,970)  $  6,706
     Metcalf & Eddy                     2,731      7,286       3,950     12,216
     Residuals Management Group           128       (314)       (336)       216
     Eliminations/Other                  (330)      (189)       (315)      (199)
     Corporate Unallocated             (2,223)    (1,732)    (21,792)    (3,516)
                                     --------   --------    --------   --------
                                     $(11,791)  $  8,512    $(39,463)  $ 15,423
                                     ========   ========    ========   ========

Three Months Ended  April 30, 1994 Compared to
- - ----------------------------------------------
Three Months Ended April 30, 1993
- - ---------------------------------

     Consolidated sales of $133,204,000 for the three months ended April 30, 1994 reflected a decline from $172,349,000 in the prior comparable period. The decline is attributed to lower sales volumes in all three segments. Sales at Research-Cottrell decreased $27,856,000 compared to the prior comparable period. The decrease was principally attributable to the level of work derived from the Company's backlog of which lower volumes of approximately $27,376,000 were recorded in Research-Cottrell's original equipment product lines primarily with respect to particulate and VOC control equipment, both in the United States and in Europe. The sales in the United States remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the Clean Air Act Amendments of 1990 ("Clean Air Act"), as well as their capital spending plans in view of the economic climate. The Company believes there will be an improved pace of progress by the government in reducing the compliance uncertainties relative to the requirements of the Clean Air Act which have permeated the market over the last couple of years. These requirements specify various compliance deadlines between 1993 and 2000. Sales of particulate and VOC control equipment in Europe have decreased by $4,838,000. Lower volume of $4,338,000 from Research-Cottrell's cooling tower service and maintenance business also contributed to the decrease. The decline in cooling tower work resulted from the Company's focus on higher margin services. Metcalf & Eddy sales decreased $7,571,000 primarily from lower pass-through sales of approximately $4,808,000 representing direct project costs passed through to the Company's clients and planned reductions in its general engineering services of $1,934,000 which were not offset by expected growth in the hazardous waste remediation. The Residuals Management Group recorded a decrease in sales of $3,811,000 attributable to lower volume in natural gas compressors and other related systems.

     Cost of sales decreased $21,313,000 to $105,107,000 from $126,420,000 in 1993. For Research-Cottrell, cost of sales decreased by $12,932,000 to $48,779,000 primarily as a result of lower sales volume partially offset by additional installation and construction costs associated with particulate and acid gas control systems, chimneys and emissions monitoring equipment. At Metcalf & Eddy costs of sales decreased $4,690,000 to $45,639,000 primarily due to lower sales volume described above. Cost of sales in the Residuals Management Group decreased as a result of the decreased sales volume described above.

     Selling, general and administrative expenses of $38,163,000 increased $2,451,000 from $35,712,000 in the prior period. Selling, general and administrative expenses at Research-Cottrell increased $618,000 compared to the prior period. The increase relates to shifting the business focus from large utility projects to continuous emissions monitors, air toxics control systems and its service and maintenance business. Metcalf & Eddy's selling, general and administrative expenses increased by $1,662,000 due in part to additional insurance and selling costs offset by lower sales volumes. Decreases in selling, general and administrative expenses for the Residual Management Group were due to lower levels of expenses related to the decreases in sales volume. Unallocated corporate general and administrative costs increased primarily due to the hiring and relocation of certain senior executives.

     Interest expense increased $550,000 primarily as a result of higher levels of short-term borrowings during the current period compared to the prior period.

     As previously announced on May 13, 1994, the Company has determined to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's 1993 fiscal year. The Company made its determination to discontinue this business after an operational review, initiated in the fourth quarter of its 1993 fiscal year, that was prompted by increasing negative cash flows during fiscal 1993. The operational review led to a more extensive investigation of, among other things, recorded financial results and internal operating controls within the asbestos abatement operations after the discovery of accounting irregularities. The Company further reported that certain members of senior management of the asbestos abatement operations had been replaced. Subsequently, for the first quarter of fiscal 1994, the Company reported that the asbestos abatement operations incurred a loss of $3,229,000 primarily due to revisions of estimates of costs to complete on existing contracts.

     The Company's determination to liquidate its asbestos abatement business and take the additional charge is based upon consideration of a number of factors occurring in fiscal 1994 that have caused the Company to conclude that it will be unable to realize value through the sale of the business and associated assets. The Company's efforts to sell the business on a reasonable basis have been unsuccessful and, since the announcement of the Company's plans to discontinue the business, the operations' performance has continued to deteriorate. Factors that have contributed to the declining performance include the loss of management and other personnel with the experience and skill necessary for the business to be operated profitably and without continuing negative cash flows, deteriorating margins both with respect to new project contracts and existing backlog, greater difficulties in obtaining change orders from clients, and the likelihood of further erosion of margins due to substantial increases in required workers' compensation contributions for a significant percentage of the business's employees. The $35,000,000 charge reflected in the current period consists of operating losses of $12,759,000 and a loss on disposition of $22,241,000.

Six Months Ended  April 30, 1994 Compared to
- - --------------------------------------------
Six Months Ended April 30, 1993
- - -------------------------------

     Consolidated sales of $265,431,000 for the six months ended April 30, 1994 reflected a decline from $333,448,000 in the prior comparable period. The decline is attributed to lower sales volumes in all three segments. Sales at Research-Cottrell decreased $40,650,000 compared to the prior comparable period. The decrease was principally attributable to the level of work derived from the Company's backlog of which lower volumes of approximately $38,140,000 were recorded in Research-Cottrell's original equipment product lines primarily with respect to particulate and VOC control equipment, both in the United States and in Europe. The sales in the United States remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the Clean Air Act Amendments of 1990 ("Clean Air Act"), as well as their capital spending plans in view of the economic climate. The Company believes there will be an improved pace of progress by the government in reducing the compliance uncertainties relative to the requirements of the Clean Air Act which have permeated the market over the last couple of years. These requirements specify various compliance deadlines between 1993 and 2000. Sales of particulate and VOC control equipment in Europe have decreased by $10,239,000. Lower volume of $8,631,000 from Research-Cottrell's cooling tower service and maintenance business also contributed to the decrease. The decline in cooling tower work resulted from the Company's focus on higher margin services. Metcalf & Eddy sales decreased $22,461,000 primarily from lower pass-through sales of approximately $13,897,000 representing direct project costs passed through to the Company's clients and planned reductions in its general engineering services of $3,953,000 which were not offset by expected growth in the hazardous waste remediation. The Residuals Management Group recorded a decrease in sales of $4,906,000 attributable to lower volume in natural gas compressors and other related systems.

     Cost of sales decreased $34,234,000 to $211,318,000 from $245,552,000 in 1993. For Research-Cottrell, cost of sales decreased by $14,198,000 to $101,678,000 primarily as a result of lower sales volume partially offset by a $8,200,000 charge for advanced software and field applications related to its emissions monitoring and particulate control equipment and additional installation and construction costs associated with particulate and acid gas control systems, chimneys and emissions monitoring equipment. At Metcalf & Eddy costs of sales decreased
     $15,995,000 to $91,527,000 primarily due to lower sales volume described above. Cost of sales in the Residuals
     Management Group decreased as a result of the decreased sales volume described above.

     Selling, general and administrative expenses of $72,832,000 increased $3,772,000 from $69,060,000 in the prior period. Selling, general and administrative expenses at Research-Cottrell increased $1,217,000 compared to the prior period. The increase relates to shifting the business focus from large utility projects to continuous emissions monitors, air-toxics control systems and its service and maintenance
     business.    Metcalf   &   Eddy's   selling,   general   and
     administrative expenses increased by $1,780,000 due in part to additional legal fees, insurance and selling expenses partially offset by lower overhead on lower sales volumes.
     Decreases in selling, general and administrative expenses for the Residual Management Group were due to lower levels of expenses.

     Certain businesses no longer meeting strategic objectives are anticipated to be divested in connection with a contemplated capital transaction (see Note 7). These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and diverts management attention from its core products and services. As a result of the anticipated divestitures, the Company in the first quarter of 1994 recorded a $17,300,000 charge representing the difference between the carrying value of these operations of $37,000,000 and management's estimate of the anticipated net sales proceeds of approximately $19,700,000. Total assets of these operations approximate $45,000,000 at April 30, 1994, which includes approximately $11,000,000 for accounts receivable, $6,200,000 for costs and estimated earnings in excess of billings, $11,000,000 for inventories, $9,600,000 for property plant and equipment, $1,700,000 for other assets and $5,500,000 for goodwill.

     Interest income increased $243,000 and interest expense increased $743,000 primarily as a result of a favorable tax settlement and higher levels of short-term borrowings during the current period compared to the prior period.

     As previously announced on May 13, 1994, the Company has determined to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's 1993 fiscal year. The Company made its determination to discontinue this business after an operational review, initiated in the fourth quarter of its 1993 fiscal year, that was prompted by increasing negative cash flows during fiscal 1993. The operational review led to a more extensive investigation of, among other things, recorded financial results and internal operating controls within the asbestos abatement operations after the discovery of accounting irregularities. The Company further reported that certain members of senior management of the asbestos abatement operations had been replaced. Subsequently, for the first quarter of fiscal 1994, the Company reported that the asbestos abatement operations incurred a loss of $3,229,000 primarily due to revisions of estimates of costs to complete on existing contracts.

     The Company's determination to liquidate its asbestos abatement business and take an additional charge in the second quarter of fiscal 1994 is based upon consideration of a number of factors occurring in fiscal 1994 that have caused the Company to conclude that it will be unable to realize value through the sale of the business and associated assets. The Company's efforts to sell the business on a reasonable basis have been unsuccessful and, since the announcement of the Company's plans to discontinue the business, the operations' performance has continued to deteriorate. Factors that have contributed to the declining performance include the loss of management and other personnel with the experience and skill necessary for the business to be operated profitably and without continuing negative cash flows, deteriorating margins both with respect to new project contracts and existing backlog, greater difficulties in obtaining change orders from clients, and the likelihood of further erosion of margins due to substantial increases in required workers' compensation contributions for a significant percentage of the business's employees. The $38,229,000 charge reflected in the current period consists of operating losses of $15,988,000 and a loss on disposition of $22,241,000.



Financial Condition
- - -------------------

     Cash used by continuing operations for the six months ended April 30, 1994 amounted to $12,578,000. In addition, during the six months ended April 30, 1994 the Company's discontinued asbestos abatement operations utilized $10,786,000 of cash, resulting in net cash used for operating activities of $23,364,000. The Company also utilized $5,932,000 of cash for capital expenditures, investment in environmental treatment facilities, software development and other investment activities during the first six months. An additional $2,278,000 of cash was used for the payment of notes and long-term debt during this period. These cash requirements were funded principally by increased borrowings under the Company's Credit Agreement amounting to $21,966,000. This situation resulted in a reduction in available capacity under the Company's existing bank lines of credit as of April 30, 1994.

     The Company's principal sources of liquidity to meet short-term working capital needs, in addition to its existing cash balances ($3,173,000 at April 30, 1994) and funds generated from operations, consisted of its $70,000,000 Credit Agreement with a syndicate of banks represented by The First National Bank of Chicago ("First Chicago") and its $20,000,000 Accounts Receivable Purchase Agreement with First Chicago, both of which facilities expire on January 31, 1995 plus its $10,000,000 Temporary Accounts Receivable Purchase Agreement with First Chicago, which expires on June 15, 1994. Under the Credit Agreement, the Company may borrow up to $40,000,000 for working capital purposes of which $36,000,000 was outstanding in April 30, 1994 (up from $25,500,000 and $14,000,000 at January 31, 1994 and October
     31, 1993, respectively) with the remaining unused balance of the Credit Agreement available for Letters of Credit of which $29,200,000 was issued and outstanding on April 30, 1994. Of these Letters of Credit, $19,150,000 support foreign borrowing facilities of which $14,018,000 was borrowed on April 30, 1994. Under the Company's $30,000,000 of combined Account Receivable Purchase Agreements, $25,000,000 was outstanding on April 30, 1994. As of June 3, 1994, the Company had $3,000,000 available to it under the combined Accounts Receivable Purchase Agreements and $4,300,000 of additional credit capacity available under the Credit Agreement.

     The decreased availability of working capital under the Company's credit facilities have resulted in the prospect of a cash deficiency during the third quarter unless measures are taken by the Company.

     In an effort to address its liquidity needs, the Company has focused on the desirability of retiring its $100,000,000 Senior Notes with the Prudential Insurance Company of America ("the Prudential Notes") in order to eliminate limitations on the Company's ability to grant liens on certain assets of the Company. If such restrictive covenants are terminated, the Company believes that it would be able to pledge such assets to secure expanded borrowing capacity from its existing or new lenders. During the latter part of fiscal 1993 and the first quarter of fiscal 1994, the Company has analyzed various capital raising transactions which, if consummated, could allow the Company to prepay the Prudential Notes. The Company has also obtained Prudential's agreement in an amendment to the Prudential Notes to allow its prepayment on or before June 15, 1994, at a price of $105,000,000 (subject to adjustment if the five-year U.S. Treasury rate falls below 5.06%) plus accrued interest, together with a prepayment fee of $2,500,000 payable in cash or Class A Common Stock of the Company. Thereafter, the price at which such notes could be retired is governed by the original Note agreement unless the Company and Prudential otherwise agree.

     On March 17, 1994, the Company announced that it had entered into an agreement with its largest stockholder, Compagnie Generale des Eaux ("CGE"), designed to strengthen the Company's competitive and financial position and increase its working capital availability. Under the terms of the agreement, the Company will: (i) issue for cash $60,000,000 of a new series of convertible exchangeable preferred stock with a dividend yield of 5.5%, convertible at $12.50 per share of Class A Common Stock; (ii) acquire CGE's U.S. water management subsidiary, Professional Service Group, Inc., in exchange for 6,500,000 newly issued shares of Class A Common Stock; (iii) benefit from certain financial undertakings from CGE which include a $125,000,000 term loan from CGE to repay the Prudential Notes; and (iv) become CGE's exclusive vehicle in the United States, its possessions and territories for CGE's water and wastewater management and air pollution activities.

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

     The agreement is subject to a favorable vote of the Company's stockholders at the Company's 1994 Annual Meeting of Stockholders. While no assurance can be given that the proposed transactions with CGE will be consummated, the Company believes that their completion will result in a substantial infusion of cash into the Company and provide an opportunity for the Company to seek more expanded credit capacity to address its liquidity needs. Should the proposed transactions with CGE not be consummated, the Company will be required to seek other sources of capital, if available, and will need to reach accommodations with its creditors and suppliers promptly or possibly seek the protection of Federal Bankruptcy laws.

     The businesses of the Company have not historically required significant ongoing capital expenditures. For the six months ended April 30, 1994 and for the years ended October 31, 1993 and 1992 total capital expenditures were $1,729,000 and $5,188,000 and $8,145,000, respectively. Such amounts, however, do not include investments by the Company made in connection with the Company's total project delivery services. The Company has been able to obtain satisfactory financing in connection with such services in the past no assurance can be given, that it will be able to continue to obtain such financing in the future without improvements in its credit capacity as outlined above. At April 30, 1994, the Company had no material outstanding purchase commitments for capital expenditures.


PRASA Litigation
- - ----------------

     At April 30, 1994, approximately $37,400,000 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E") has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. M&E's suit initially sought $27 million in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

     PRASA has been withholding payments under its contract with M&E. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. PRASA had denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court has stayed all proceedings (including further factual discovery and a trial date which had been set for May 18, 1992) pending disposition by the Supreme Court of the appeal of the procedural issue. On
     January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993 the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is nearing completion. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. It is now anticipated that a trial will begin in March, 1995.

     The  Company disputes the findings of the PRASA audit.   The
     Company believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by M&E.

     In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled on a separate action entitled "Colegio de Ingenieros vs. Autoridad de Acueductos y Metcalf & Eddy, Inc." which could impact the Company's action against PRASA. This ruling held that certain portions of a multi-year contract to repair, rehabilitate or decommission 82 sewage treatment plants between M&E and PRASA that pertained to design engineering were invalid as contrary to Puerto Rican law insofar as they called for the practice of engineering by M&E. This action, originally filed in September 1986 by the Puerto Rico College of Engineers (the "Colegio"), an island-wide professional engineering organization, sought a declaratory judgment that the engineering design portion of M&E's contract violated a Puerto Rico law prohibiting corporations from practicing engineering. The Company has filed a Motion for Reconsideration which is still pending before the Court.

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


ITEM  6.    Exhibits and Reports on Form 8-K

     The Company filed a Form 8-K on May 13, 1994 in which it reported its determination to liquidate its asbestos abatement business and in connection therewith take a charge of approximately $35 million and its anticipation of having a loss from continuing operations of approximately $18 million for the second quarter ended April 30, 1994.

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                         (registrant)



Date      June 10, 1994                           /s/William R. Lewis
          -------------                           -------------------
                                                  William R. Lewis
                                                  Senior Vice President and
                                                  Chief Financial Officer