Form 10-Q
period 1994-07-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-09-14
CIK 823556

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549



  X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15  (d)  OF  THE  SECURITIES
- - ----
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994
                               -------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934


For the transition period from _______________ to_____________


                        Commission File Number  033-17921
                                                ---------

                      Air & Water Technologies Corporation
           __________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                        13-3418759
             --------                                        ----------
(State or other Jurisdiction of Corporation)              (I.R.S. Employer
                                                          Identification Number)


          U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                           Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X      No         .
      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.

Class A

$.001 Par Value Common Stock                 31,816,504
- - ----------------------------                 ----------
(Title of Class)                        (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
      CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1994 AND OCTOBER 31, 1993
      --------------------------------------------------------------------
                       (in thousands , except share data)
                        --------------------------------

             ASSETS                                       1994         1993
             ------                                       ----         ----
                                                      (unaudited)
                                                       ---------
CURRENT ASSETS:
  Cash and cash equivalents                               $   6,040   $  7,624
    Accounts receivable, less allowance for doubtful
    accounts of $21,621 and $3,100 in 1994 and 1993,
    respectively                                            101,940    115,131
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        67,307     80,966
  Inventories                                                29,191     30,140
  Prepaid expenses and other current assets                  10,736     17,548
  Net current assets of discontinued operations               2,865     18,487
                                                            -------    -------
      Total current assets                                  218,079    269,896

PROPERTY, PLANT AND EQUIPMENT, net                           46,311     45,441
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES            22,019     18,323
DEFERRED DEBT ISSUANCE COSTS                                  3,550      4,084
GOODWILL                                                    287,728    237,002
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                 _      6,269
OTHER ASSETS                                                 21,684     20,275
                                                            -------    -------
      Total assets                                         $599,371   $601,290
                                                            =======    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and notes payable                 $  14,563   $ 28,240
  Current installments of long-term debt                      1,483      3,455
  Accounts payable                                           41,184     56,499
  Accrued expenses                                          130,702     51,359
  Billings in excess of costs and estimated earnings on
      uncompleted contracts                                  19,043     24,229
  U.S. and foreign income taxes                               2,015      4,743
                                                            -------    -------
      Total current liabilities                             208,990    168,525
                                                            -------    -------

NON-CURRENT LIABILITIES                                      28,000          -
                                                            -------    -------
LONG-TERM DEBT                                              246,187    221,906
                                                            -------    -------
MINORITY INTEREST IN AFFILIATES                                 306        545
                                                            -------    -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized, 2,500,000
   shares; issued 1,200,000 shares in 1994                       12          -
  Common stock par value $.001 authorized 100,000,000
   shares;issued 31,906,406 and 24,908,183 shares in
   1994 and 1993                                                 32         25
  Additional paid-in capital                                425,061    301,048
  Accumulated deficit                                      (308,918)    (89,557)
  Common stock in treasury, at cost                             (10)       (108)
  Cumulative currency translation adjustment                   (191)    (1,094)
                                                           --------   --------
      Total stockholders' equity                            115,888    210,314
                                                           --------   --------

      Total liabilities and stockholders' equity           $599,371   $601,290
                                                           ========    =======

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
       FOR THE THREE AND NINE MONTH PERIODS ENDING JULY 31, 1994 AND 1993
       ------------------------------------------------------------------
                      (in thousands, except per share data)
                       -----------------------------------
                                   (unaudited)
                                    ---------
[CAPTION]

                                       Three Months               Nine Months
                                       Ending July 31             Ending July 31
                                       --------------             --------------

                                        1994       1993       1994      1993
                                        ----       ----       ----      ----

SALES                               $ 143,070  $ 140,764  $ 408,501   $474,212

COST OF SALES                         109,647     98,621    324,725    347,190

   Gross Margin                        33,423     42,143     83,776    127,022

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                36,422     34,056    105,494    100,099

AMORTIZATION OF GOODWILL                1,885      1,714      5,329      5,127

UNUSUAL CHARGES                       107,000          _    124,300          _

   Operating Income (loss)           (111,884)      6,373  (151,347)    21,796

INTEREST EXPENSE                     (  5,989)   (  5,805) ( 19,006)   (18,079)

INTEREST INCOME                           183         206       825        605

OTHER EXPENSE, NET                   (  1,375)   (      7) (  2,669)   ( 1,238)

   Income (loss) from continuing
   operations before income taxes
   and minority interest             (119,065)        767  (172,197)     3,084

PROVISION FOR INCOME TAXES                716         181       758        615

MINORITY INTEREST                          20    (     16) (    239)        81
                                     --------    --------  --------     -------

   Income (loss) from continuing
   operations                        (119,801)        602  (172,716)     2,388

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                  _       1,388  ( 38,229)     2,956

EXTRAORDINARY ITEM                   (  8,000)          _  (  8,000)         _
                                     --------    --------  --------    -------

NET INCOME ( LOSS)                  $(127,801)   $  1,990 $(218,945)  $  5,344
                                     ========     =======  ========    =======

EARNINGS (LOSS) PER SHARE
 Continuing operations              $(   4.19)   $    .02 $ (   6.61) $    .10
 Discontinued operations                    _         .06   (   1.46)      .12
 Extraordinary item                  (    .28)          _   (    .30)        _
                                    ---------    --------   ---------   ------

NET INCOME (LOSS) PER SHARE         $(   4.47)   $    .08 $ (   8.37) $    .22
                                     ========     =======  =========   =======

Weighted average number of shares
outstanding                            28,710      24,813     26,210    24,814
                                    =========    ========   ========   =======

        The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
            FOR THE NINE MONTH PERIODS ENDING JULY 31, 1994 AND 1993
            --------------------------------------------------------
                                 (in thousands)
                                   (unaudited)
[CAPTION]

                                                               1994      1993
                                                               ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $    (218,945) $   5,344
   Adjustments to reconcile net income (loss) to
   net cash provided by(used for) continuing operations -
         Discontinued operations                              38,229     (2,956)
         Depreciation and amortization                        14,022     12,947
         Minority interest                                      (239)        81
         Extraordinary loss on debt retirement                 8,000          -
                                                           ---------   --------
                                                            (158,933)    15,416
  Changes in working capital, net of effects from
  acquisitions -
   (Increase) decrease in current assets -
      Accounts receivable                                     23,106      7,311
      Costs and estimated earnings in excess of
          billings on uncompleted contracts                   16,482     22,764
      Inventories                                              1,342     (2,068)
      Prepaid expenses and other current assets                7,751        441
    Increases (decrease) in current liabilities -
      Accounts payable                                       (16,885)   (32,038)
      Accrued expenses                                        59,824    (12,271)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                      (6,964)    (8,059)
      Income taxes                                            (2,950)    (1,324)
     Other assets                                              6,637     (7,817)
  Other non-current liabilities                               28,000          -
                                                           ---------  ---------
      Net cash used for continuing operations                (42,590)   (17,645)
      Net cash used for discontinued operations              (16,338)    (7,870)
                                                           ---------  ---------
      Net cash used for operating activities                 (58,928)   (25,515)
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (3,017)    (2,578)
  Investment in environmental treatment facilities            (3,696)      (647)
  Software development                                        (2,659)         _
  Other, net                                                     259       (479)
                                                           ---------  ---------
      Net cash used for investing activities                  (9,113)    (3,704)
                                                           ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and
    preferred stock                                           64,598          _
  Proceeds from issuance of notes payable and
    long-term debt                                           126,035      3,500
  Payment of notes payable and long-term debt               (110,222)    (2,565)
  Net borrowings (repayments) under line of credit           (14,506)    24,391
  Preferred dividends                                           (145)         _
  Change in cumulative currency translation adjustment           697       (957)
  Other, net                                                       _         (9)
                                                           ---------  ---------
      Net cash provided by financing activities               66,457     24,360
                                                           ---------  ---------

      Net decrease in cash and cash equivalents               (1,584)    (4,859)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               7,624     10,121
                                                          ----------  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    6,040  $   5,262
                                                           =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                $   21,217  $  17,047
                                                           =========  =========

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      ------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                  JULY 31, 1994
                                  -------------
                                   (unaudited)
                                    ---------
                        (in thousands, except share data)
                         -------------------------------


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

(1)  Cash Equivalents:
     ----------------

Cash equivalents consist of investments in short-term highly liquid securities having an original maturity at the date of acquisition of three months or less and primarily include investments in bank time deposits at July 31, 1994 and October 31, 1993.


(2)  Net Income (Loss) Per Share:
     ---------------------------

Net income (loss) per share is computed by dividing the net income (loss) after deducting preferred stock dividends by the weighted average number of common and common equivalent shares outstanding. Fully diluted earnings per share are not presented as the assumed conversion of the Company's $115,000 8% Convertible Debentures and 5.5% Convertible Exchangeable Preferred Stock is antidilutive to per share amounts presented herein. The debentures and preferred stock are convertible into shares of Class A Common Stock at conversion prices of $30.00 and $12.50 per share, respectively.


(3)  Sale of Accounts Receivable:
     ---------------------------

Through an accounts receivable purchase agreement with the First National Bank of Chicago ("the Institution"), the Company may sell eligible accounts receivable, at its option, on an ongoing basis, to the Institution, up to
$20,000  until  expiration of the agreement on January 31, 1995.   Sales  of
accounts receivable under the agreement are subject to limited recourse. As needed, the Company replaces accounts receivable previously sold with new accounts receivable when the original receivables sold are collected. As of July 31, 1994 and October 31, 1993, $20,000, of accounts receivable were outstanding under the agreement and, accordingly, excluded from accounts receivable.


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

Summary financial information for joint ventures accounted for on the equity method for the nine month periods ending July 31, 1994 and 1993 follows:
[CAPTION]

                                                     1994         1993
                                                     ----         ----
      Sales                                        $ 25,616     $ 40,732
      Cost of sales                                  20,448       33,576
      General and administrative expenses             3,320        4,378
                                                   --------     --------
      Income                                       $  1,848     $  2,778
                                                   ========     ========

  Investment at July 31                            $  1,108     $    477
                                                   ========     ========

The Company's share of joint venture income presented above includes general and administrative expenses incurred by the joint ventures. General and administrative expenses incurred by the Company attributed to the management and administration of the joint ventures are not included.

The Company's investment in joint ventures includes capital contributed to the joint ventures and the Company's share of undistributed earnings (included in other assets). In addition, the Company had receivables from the joint ventures totaling $2,784 at July 31, 1994 and $2,783 at October 31, 1993, relating to current services provided by the Company to the joint ventures.

The data presented above primarily represents the Company's investment in a 43% owned joint venture with CRSS, Inc. providing services to the U. S. Air Force in Saudi Arabia.

(5)  Unusual Items:
     -------------

During the first quarter of fiscal 1994, the Company determined that certain businesses no longer met strategic objectives and should therefore be divested. These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy and which divert management attention from its core products and services. As a result of the anticipated divestitures, the Company recorded a $17,300 charge representing the difference between the carrying value of these operations of $37,000 and management's estimate of the anticipated net sales proceeds of approximately $19,700. Total assets of these operations approximates $41,000 at July 31, 1994, which includes approximately $7,500 for accounts receivable, $2,900 for costs and estimated earnings in excess of billings, $12,500 for inventories, $9,800 for property plant and equipment, $3,000 for other assets and $5,300 for goodwill. As of August 31, 1994 no divestiture transaction had been consummated, however several negotiations are currently ongoing.

During the third quarter of fiscal 1994, the Company recorded charges of approximately $107,000. These charges relate to various cost reduction programs, new managements' de-emphasis of certain product lines which provide the opportunity for a sharper focus on the Company's three core competency areas; engineering consulting, contract operations and air pollution control and to costs directly attributable to the CGE Transaction (as discussed more fully in Note 7).

Included in the charges is (a) approximately $8,900 of termination benefits primarily to the Company's former Chairman under the terms of an employment contract which were triggered by the CGE Transaction and include a $2,300 loan forgiveness, certain tax payments and other payments (no payments have been made to date to the Company's former chairman as discussions regarding modification of the employment contract terms are ongoing); (b)
approximately $28,000 of impaired asset values primarily related to the Company's de-emphasis of its cooling tower product line; (c) approximately $7,200 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200 related to the ongoing PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA (see Note 6) represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date; (e) approximately $11,800 of estimated costs to settle pending litigation; (f) approximately $9,000 to write-off substantially all of the Company's deferred software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $22,500 of costs and asset writedowns associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines; and (h) approximately $8,400 for other items primarily representing revised estimates for potential insurance claims.

Of the total unusual charges of $124,300 recorded during fiscal 1994, future cash components amounted to approximately $30,000.


(6)  Commitments and Contingencies:
     -----------------------------

At July 31, 1994 and October 31, 1993, approximately $37,400 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E"), has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52,000 in damages from PRASA. M&E's suit initially sought $27,000 in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37,400 in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties.

PRASA has been withholding payments under its contract with M&E. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. The Company disputes the findings of the
PRASA  audit.   The Company believes that substantially all of the  billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by M&E.


PRASA had denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court had stayed all proceedings (including further factual discovery and an initial trial date which had been set for May 18, 1992) pending disposition by the Supreme Court of the appeal of the procedural issue. On January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993 the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is complete. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. A Special Master has not yet been appointed. In August 1994, the District Court scheduled July 17, 1995 as the trial commencement date.

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

The Colegio decision complicates further what is complex commercial litigation between the Company and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts before it. Because of this uncertainty, at this time the Company is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from
PRASA.    As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000 pre-tax charge to earnings reflecting costs associated with the PRASA litigation. Additionally, in its third quarter ended July 31, 1994, the Company as more fully discussed in Note 5 recorded a further pre-tax charge to earnings of $11,200 to reflect a revised estimate of costs and expenses associated with this litigation and revised estimates of
collectibility.   The  Company  has  consulted  with  counsel  as   to   its
obligations under the contract and the course of the litigation generally. As the matter is complex litigation, no assurance as to the final outcome of the litigation can be given. However based on its considerations of all of the foregoing and the status of litigation to date, the Company believes that it has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of all sums due M&E pursuant to the contract will be realized. If the Company were to recover less than all of the account receivable owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized portion of the costs accrued for) and accounts receivable for, and as of the end of, the period in which a final determination of the amount to be recovered is reached.

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

(7)  CGE Transaction:
     ---------------

On June 14, 1994, the Company's shareholders approved the terms of an Investment Agreement entered into on March 30, 1994 with its largest stockholder, Compagnie Generale des Eaux ("CGE") and Anjou International Company, a wholly-owned subsidiary of CGE ("Anjou"). Under the terms of the agreement, the Company entered into a series of transactions with CGE and Anjou ("the CGE Transaction") in which it: (i) issued for cash $60,000 of a new series of convertible exchangeable preferred stock with a dividend yield of 5.5%, convertible at $12.50 per share into shares of Class A Common Stock; (ii) acquired CGE's U.S. water management subsidiary, Professional Service Group, Inc. ("PSG"), in exchange for 6,701,500 newly issued shares of Class A Common Stock; (iii) benefits from certain financial undertakings from CGE which include a $125,000 term loan from CGE of which substantially all of the proceeds were used to repay the Prudential Notes; and (iv) became CGE's exclusive vehicle in the United States, its possessions and territories for CGE's water and wastewater management and air pollution activities.

The $125,000 term loan from CGE is an unsecured facility bearing interest at a rate based upon LIBOR plus 125 basis points, as defined, and has a final maturity of June 15, 2001.

In connection with the related agreements, the Company in March 1994 also issued 500,000 shares of Class A Common Stock to CGE for $5,000 in cash. As a result of the transactions, CGE currently owns approximately 40% of the common stock outstanding and has approximately 48% of the total voting power. CGE also has proportionate representation on the Company's Board of Directors.

(8)  PSG Acquisition:
     ---------------

In connection with the CGE Transaction, the Company on June 14, 1994 acquired
CGE's  PSG  water/wastewater  management  subsidiary  (see  Note  7).    The
acquisition   has  been  accounted  for  under  the  purchase  method   and,
accordingly, the operating results of PSG have been included in the consolidated operating results since the date of acquisition. The purchase price of $70,215 is based upon 6,701,500 shares of common stock issued in exchange for PSG valued at the quoted market price at the date of issuance ($65,340) plus $4,875 of estimated direct acquisition costs. The purchase price was assigned to tangible assets $26,072 and liabilities $11,907 acquired at an estimate of their fair value. The excess of purchase price over PSG's tangible net assets acquired of $56,050 has been recorded as goodwill and is being amortized over 40 years.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if PSG had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments such as: amortization of goodwill, reduction of interest expense from the CGE Transaction, and the related income tax effects.

                                          Nine Months          Nine Months
                                         Ending July 31       Ending July 31
                                              1994                 1993
                                         --------------       --------------
                                           (Unaudited)          (Unaudited)

  Sales                                   $   464,106            $ 531,480
  Income (loss) from continuing
    operations                            $  (167,572)           $   6,893
  Net income (loss)                       $  (213,749)           $   9,849

  Earnings (loss) per share:
    Continuing operations                 $     (5.31)           $     .14
    Net income (loss)                     $     (6.75)           $     .23

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.

(9)  Extraordinary Item:
     ------------------

On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000 CGE term loan to retire its 11.18% Senior Notes with the Prudential Insurance Company of America . The difference between the redemption price of $107,500 in cash plus unamortized debt issuance costs of $500 and the $100,000 carrying value of the debt has been recorded as an extraordinary loss.

(10) Reclassifications:
     -----------------

Certain reclassifications have been made to conform the 1993 consolidated financial statements to the 1994 presentation.

ITEM II.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's amended Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1993. As a result of the CGE Transaction including, the acquisition of PSG (See note 7 to Consolidated Financial Statements), the Company has identified three primary business segments: Research-Cottrell, focused on air pollution treatment and control; Metcalf & Eddy focused on engineering consulting in the areas of water/wastewater and remediation; and PSG (Contract Operations), focused on the operation of treatment facilities. This segment reflects the merger of PSG and the Company's Metcalf & Eddy Services business units. The "other" segment primarily represents the Company's activities in the natural gas compressor business.

Results of Operations
- - ---------------------

Summarized below is certain financial information relating to the core environmental segments of the Company (in thousands).
[CAPTION]

                            Three Months Ending              Nine Months Ending
                                 July 31,                        July 31,
                       ---------------------------    --------------------------
                              1994          1993           1994        1993
                              ----          ----           ----        ----
Sales:
  Research - Cottrell       $ 58,144     $  64,751      $  161,427    $208,684
  Metcalf & Eddy              51,526        50,906         163,948     186,856
  PSG (Contract Operations)   26,350        12,059          53,055      37,697
  Other                        7,050        13,048          30,071      40,975
                            --------     ---------      ----------    --------
                            $143,070     $ 140,764       $ 408,501    $474,212
                            ========     =========       =========    ========
Cost of Sales:
  Research - Cottrell       $ 49,808     $  49,248      $  151,486    $165,124
  Metcalf & Eddy              31,474        29,551         105,786     121,088
  PSG (Contract Operations)   22,728         9,354          43,703      28,356
  Other                        5,637        10,468          23,750      32,622
                            --------     ---------      ----------    --------
                            $109,647     $  98,621      $  324,725    $347,190
                            ========     =========      ==========    ========
Selling, General and
 Administrative Expenses:
  Research - Cottrell       $ 10,682     $  11,469      $   31,666    $ 31,236
  Metcalf & Eddy              18,117        17,346          53,111      52,602
  PSG (Contract Operations)    3,537         1,043           6,604       2,811
  Other                        1,978         2,153           7,513       7,889
  Corporate Unallocated        2,108         2,045           6,600       5,561
                            --------     ---------       ---------     -------
                            $ 36,422     $  34,056      $  105,494    $100,099
                            ========     =========      ==========    ========
Amortization of Goodwill:
  Research - Cottrell       $    792     $     800      $    2,383    $  2,384
  Metcalf & Eddy                 789           787           2,387       2,365
  PSG (Contract Operations)      292           117             523         348
  Other                           12            10              36          30
                            --------     ---------      ----------    --------
                            $  1,885     $   1,714      $    5,329    $  5,127
                            ========     =========      ==========    ========
Unusual Charges:
  Research-Cottrell         $ 63,500     $       -      $   70,300    $      -
  Metcalf & Eddy              24,000             -          24,000           -
  PSG (Contract Operations)    1,000             -           5,200           -
  Corporate Unallocated       18,500             -          24,800           -
                            --------     ---------      ----------    --------
                            $107,000     $       -      $  124,300    $      -
                            ========     =========      ==========    ========
Operating Income (loss):
  Research - Cottrell       $(66,638)    $   3,234      $  (94,408)   $  9,940
  Metcalf & Eddy             (22,854)        3,222         (21,336)     10,801
  PSG (Contract Operations)   (1,207)        1,545          (2,975)      6,182
  Other                         (577)          417          (1,228)        434
  Corporate Unallocated      (20,608)       (2,045)        (31,400)     (5,561)
                            --------     ---------       ---------     -------
                           $(111,884)    $   6,373       $(151,347)   $ 21,796
                           =========     =========       =========    ========

Three Months Ended  July 31, 1994 Compared to
- - ---------------------------------------------
Three Months Ended July 31, 1993
- - --------------------------------

Consolidated sales of $143,070 for the three months ended July 31, 1994 reflected an increase from $140,764 in the prior comparable period. The increase is attributed primarily to sales volumes generated by the PSG acquisition. Sales at Research-Cottrell decreased $6,607 compared to the prior comparable period. The decrease was principally attributable to the level of work derived from the Company's backlog of which lower volumes of approximately $13,152 were recorded in Research-Cottrell's equipment product lines primarily with respect to particulate, acid gas and VOC control equipment, both in the United States and in Europe. The sales in the United States remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the Clean Air Act Amendments of 1990 ("Clean Air Act"), as well as their capital spending plans in view of the economic climate. Sales of particulate and VOC control equipment in Europe have decreased by $5,974. Lower volume of $2,985 from Research-Cottrell's cooling tower business also contributed to the decrease. The decline in cooling tower work resulted from the Company's focus on higher margin services. Offsetting these decreases was an increase of $13,032 in sales of the Company's continuous emission monitoring product line. Metcalf & Eddy sales increased by $620 primarily from an increase of $2,673 in remediation services offset by a minor decrease in general engineering service. PSG (Contract Operations) sales increased by $14,291 primarily as a result of the PSG acquisition which contributed $12,266 to the increase. The Company's other segment recorded a decrease in sales of $5,998 primarily attributable to lower volume in natural gas compressors and other related systems.

Cost of sales increased $11,026 to $109,647 from $98,621 in 1993. For Research-Cottrell, cost of sales increased by $560 to $49,808 primarily as a result of lower sales volume partially offset by additional installation and construction costs associated with particulate and acid gas control systems, chimneys and emissions monitoring equipment, all of which contributed to the increase as of percent of sales. At Metcalf & Eddy costs of sales increased $1,923 to $31,474 primarily due to a change in business mix discussed above. The PSG acquisition contributed $10,747 of the $13,374 increase in PSG (Contract Operations) cost of sales. Cost of sales in the other segment decreased as a result of the decreased sales volume described above.

Selling, general and administrative expenses of $36,422 increased $2,366 from $34,056 in the prior period. Selling, general and administrative expenses at Research-Cottrell decreased $787 compared to the prior period primarily reflecting the lower volume of activity. Metcalf & Eddy's selling, general and administrative expenses increased by $771 but remained fairly consistent as a percentage of sales. Selling general and administrative expenses in the PSG (Contract Operations) segment increased by $2,494 primarily as a result of increased insurance costs and the PSG acquisition. Decreases in selling, general and administrative expenses for the other segment were due to lower levels of expenses related to the decreases in sales volume described above.

     During the third quarter of fiscal 1994, the Company recorded charges of
approximately  $107,000.   These charges relate to  various  cost  reduction
programs, new managements' de-emphasis of certain product lines which provide the opportunity for a sharper focus on the Company's three core competency areas; engineering consulting, contract operations and air pollution control and to costs directly attributable to the CGE Transaction (as discussed more fully in Note 7).

     Included in the charges is (a) approximately $8,900 of termination benefits primarily to the Company's former Chairman under the terms of an employment contract which were triggered by the CGE Transaction and include a $2,300 loan forgiveness, certain tax payments and other payments (no payments have been made to date to the Company's former chairman as discussions regarding
modification   of   the  employment  contract  terms   are   ongoing);   (b)
approximately $28,000 of impaired asset values primarily related to the Company's de-emphasis of its cooling tower product line; (c) approximately $7,200 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200 related to the ongoing PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA (see Note 6) represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date; (e) approximately $11,800 of estimated costs to settle pending litigation; (f) approximately $9,000 to write-off substantially all of the Company's deferred software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $22,500 of costs and asset writedowns associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines;
and (h) approximately $8,400 for other items primarily representing revised estimates for potential insurance claims.

Interest expense increased $184 primarily as a result of higher levels of average short-term borrowings during the current period compared to the prior period. Other expenses increased by $1,368 primarily as a result of the sale of certain leasing equipment in fiscal 1993.

On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000 CGE term loan to retire its 11.18% Senior Notes with the Prudential Insurance Company of America . The difference between the redemption price of $107,500 in cash plus unamortized debt issuance costs of $500 and the $100,000 carrying value of the debt has been recorded as an extraordinary loss.


Nine Months Ended July 31, 1994 Compared to
- - -------------------------------------------
Nine Months Ended July 31, 1993
- - -------------------------------

Consolidated sales of $408,501 for the nine months ended July 31, 1994 reflected a decline from $474,212 in the prior comparable period. The decline is attributed to lower sales volumes in all segments, excluding PSG (Contract Operations). Sales at Research-Cottrell decreased $47,257 compared to the prior comparable period. The decrease was principally attributable  to  the  level of work derived from the Company's  backlog  of which lower volumes of approximately $44,709 were recorded primarily in Research-Cottrell's particulate and VOC control equipment product lines, both in the United States and in Europe. The sales in the United States remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the Clean Air Act Amendments of 1990 ("Clean Air Act"), as well as their capital spending plans in view of the economic climate. Sales of particulate and VOC control equipment in Europe have decreased by $16,213. Offsetting these decreases was an increase of $13,198 in sales of the Company's continuous emission monitoring equipment product line. Lower volume of $11,616 from Research-Cottrell's cooling tower business also contributed to the decrease. The decline in cooling tower work resulted from the Company's focus on higher margin services. Metcalf & Eddy sales decreased $22,908 primarily from lower pass-through sales of approximately $14,434 representing direct project costs passed through to the Company's clients and planned reductions in its general engineering services of $5,127 which were not offset by expected growth in the hazardous waste remediation. PSG (Contract Operations) sales increased by $15,358 of which the PSG acquisition represented $12,266. The remainder of the increase was due to volume growth resulting from recent contract awards. The Company's other segment recorded a decrease in sales of $10,904 primarily attributable to lower volume in natural gas compressors and other related systems.

Cost of sales decreased $22,465 to $324,725 from $347,190 in fiscal 1993. For Research-Cottrell, cost of sales decreased by $13,638 to $151,486 primarily as a result of lower sales volume partially offset by a $8,200 charge for advanced software and field applications related to its emissions monitoring
and   particulate   control  equipment  and  additional   installation   and
construction costs associated with particulate and acid gas control systems, chimneys and emissions monitoring equipment. At Metcalf & Eddy costs of sales decreased $15,302 to $105,786 primarily due to lower sales volume described above. Of the $15,347 increase in PSG (Contract Operations) cost of sales, $10,747 resulted from the PSG acquisition with the remainder primarily due to the increased volume discussed above. The increase as a percent of sales is due to a $2,000 resolution of an outstanding claim in 1993. Cost of sales in the Company's other segment decreased as a result of the decreased sales volume described above.

Selling, general and administrative expenses of $105,494 increased $5,395 from $100,099 in the prior period. Selling, general and administrative expenses at Research-Cottrell, Metcalf & Eddy and the Company's other segment remained fairly constant with the minor change due to the volume of activity and normal salary adjustments. Selling general and administrative expense in the PSG (Contract Operations) segment increased $3,793 primarily due to the PSG acquisition, increased bid and proposal activity and insurance costs.

Certain businesses no longer meeting strategic objectives are anticipated to be divested. These businesses primarily consist of certain manufacturing operations and properties which do not fit with the Company's strategy of becoming a full-service environmental company and divert management attention from its core products and services. As a result of the anticipated divestitures, the Company in the first quarter of fiscal 1994 recorded a $17,300 charge representing the difference between the carrying value of these operations of $37,000 and management's estimate of the anticipated net sales proceeds of approximately $19,700. Total assets of these operations approximate $41,000 at July 31, 1994, which includes approximately $7,500 for accounts receivable, $2,900 for costs and estimated earnings in excess of billings, $12,500 for inventories, $9,800 for property plant and equipment, $3,000 for other assets and $5,300 for goodwill. As of August 31, 1994 no divestiture transaction had been consummated, however several negotiations are currently ongoing.


During the third quarter of fiscal 1994, the Company recorded charges of approximately $107,000. These charges relate to various cost reduction programs, new managements' de-emphasis of certain product lines which provide the opportunity for a sharper focus on the Company's three core competency areas; engineering consulting, contract operations and air pollution control and to costs directly attributable to the CGE Transaction (as discussed more fully in Note 7).

Included in the charges is (a) approximately $8,900 of termination benefits primarily to the Company's former Chairman under the terms of an employment contract which were triggered by the CGE Transaction and include a $2,300 loan forgiveness, certain tax payments and other payments (no payments have been made to date to the Company's former chairman as discussions regarding modification of the employment contract terms are ongoing); (b)
approximately $28,000 of impaired asset values primarily related to the Company's de-emphasis of its cooling tower product line; (c) approximately $7,200 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200 related to the ongoing PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA (see Note 6) represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date; (e) approximately $11,800 of estimated costs to settle pending litigation; (f) approximately $9,000 to write-off substantially all of the Company's deferred software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $22,500 of costs and asset writedowns associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines; and (h) approximately $8,400 for other items primarily representing revised estimates for potential insurance claims.

Interest income increased $220 and interest expense increased $927 primarily as a result of a favorable tax settlement and higher levels of average short-term borrowings during the current period compared to the prior period. Other expenses increased by $1,431 primarily as a result of the sale of certain leasing equipment in fiscal 1993.

The Company on May 13, 1994 announced that it has determined to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's 1993 fiscal year. The Company made its determination to discontinue this business after an operational review, initiated in the fourth quarter of its 1993 fiscal year, that was prompted by increasing negative cash flows
during  fiscal  1993.   The  operational review  led  to  a  more  extensive
investigation of, among other things, recorded financial results and internal operating controls within the asbestos abatement operations after the discovery of accounting irregularities. The Company further reported that certain members of senior management of the asbestos abatement operations had been replaced. Subsequently, for the first quarter of fiscal 1994, the Company reported that the asbestos abatement operations incurred a loss of $3,229 primarily due to revisions of estimates of costs to complete on existing contracts.

The Company's determination to liquidate its asbestos abatement business and take an additional charge in the second quarter of fiscal 1994 is based upon consideration of a number of factors occurring in fiscal 1994 that have caused the Company to conclude that it will be unable to realize value through the sale of the business and associated assets. The Company's efforts to sell the business on a reasonable basis were unsuccessful and, since the announcement of the Company's plans to discontinue the business, the operations' performance continued to deteriorate. Factors that contributed to the declining performance include the loss of management and other personnel with the experience and skill necessary for the business to be operated profitably and without continuing negative cash flows, deteriorating margins both with respect to new project contracts and existing backlog, greater difficulties in obtaining change orders from clients, and the likelihood of further erosion of margins due to substantial increases in required workers' compensation contributions for a significant percentage of the business's employees. The $38,229 charge reflected in the current period consists of operating losses of $15,988 and an estimated loss on disposition of $22,241.

On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000 CGE term loan to retire its 11.18% Senior Notes with the Prudential Insurance Company of America . The difference between the redemption price of $107,500 in cash plus unamortized debt issuance costs of $500 and the $100,000 carrying value of the debt has been recorded as an extraordinary loss.

Financial Condition
- - -------------------

On March 30, 1994, the Company entered into an Investment Agreement with its largest stockholder, Compagnie Generale des Eaux ("CGE") and Anjou International Company, a wholly-owned subsidiary of CGE ("Anjou"), designed to strengthen the Company's competitive and financial position and increase its working capital availability. On June 14, 1994 the Company's shareholders approved the terms of the Investment Agreement. Under the terms of the Investment Agreement, the Company entered into a series of transactions with CGE and Anjou ("the CGE Transaction") in which it: (i) issued for cash $60,000 of a new series of convertible exchangeable preferred stock with a dividend yield of 5.5%, convertible at $12.50 per share into shares of Class A Common Stock; (ii) acquired CGE's U.S. water/wastewater management subsidiary, Professional Service Group, Inc., in exchange for 6,701,500 newly issued shares of Class A Common Stock; (iii) benefits from certain financial undertakings from CGE which include a $125,000 term loan from CGE to repay the Prudential Notes; and (iv) became CGE's exclusive vehicle in the United States, its possessions and territories for CGE's water and wastewater management and air pollution activities.

In connection with the related agreements, the Company in March 1994, also issued 500,000 shares of Class A Common Stock to CGE for $5,000 in cash. As a result of the transactions, CGE currently owns approximately 40% of the common stock outstanding and has approximately 48% of the total voting power. CGE also has proportionate representation on the Company's Board of Directors.

On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000 CGE term loan to retire its 11.18% Senior Notes with the Prudential Insurance Company of America. The difference between the redemption price of $107,500 in cash plus unamortized debt issuance costs of $500 and the $100,000 carrying value of the debt has been recorded as an extraordinary loss.

Cash used by continuing operations for the nine months ended July 31, 1994 amounted to $42,590. In addition, during the nine months ended July 31, 1994 the Company's discontinued asbestos abatement operations utilized $16,338 of cash, resulting in net cash used for operating activities of $58,928. The Company also utilized $9,113 of cash for capital expenditures, investments in environmental treatment facilities, software development and other investment activities during the first nine months. Excluding the redemption of the Prudential Notes for $107,500 of cash an additional $27,228 of cash was used for the payment of notes payable and long-term debt, and the reimbursement of a temporary $10,000 accounts receivable purchase facility with the First National Bank of Chicago ("First Chicago"), during this period. These cash requirements were funded principally by the CGE Transaction.

The Company's principal sources of liquidity to meet short-term working capital needs, in addition to its existing cash balances ($6,040 at July 31,
1994) consisted of its $70,000 Credit Agreement with a syndicate of banks represented by First Chicago and its $20,000 Accounts Receivable Purchase Agreement with First Chicago, both of which facilities expire on January 31, 1995. Under the Credit Agreement, the Company may borrow up to $40,000 for working capital purposes of which $9,500 was outstanding on July 31, 1994 (compared to $14,000 at October 31, 1993) with the remaining unused balance of the Credit Agreement available for Letters of Credit of which $19,655 was issued and outstanding on July 31, 1994. Of these Letters of Credit outstanding, $8,600 support foreign borrowing facilities of which $5,063 was borrowed on July 31, 1994. Under the Company's Account Receivable Purchase Agreement, $20,000 was outstanding on July 31, 1994. At July 31, 1994 the Company had $40,845 of additional credit capacity available under the credit agreement. As of September 2, 1994, the Company had $500 available to it under the Accounts Receivable Purchase Agreement and $28,900 of additional credit capacity available to it under the Credit Agreement.

The Company's operating losses and other cash requirements including cash utilized through September 2, 1994, have resulted in the decreased availability of working capital under the Company's credit facilities which expire on January 15, 1995. Further reductions in working capital availability are anticipated in the fourth quarter unless measures are taken by the Company. The prospect of a cash deficiency during the fourth quarter will be significantly impacted by the timing of cash disbursements and the sale of certain assets. Primarily affecting the timing of disbursements will be the cash payments that will be made as a result of the unusual charges recorded by the Company in its third quarter which is currently anticipated to be approximately $14,000 over the next two quarters. (See
Note 5 to the Consolidated Financial Statements).

Since their inception, the Company has historically re-negotiated or amended its credit facilities to satisfy business needs. As a result of its losses, the Company would have been in default of certain financial covenants in a number of its loan agreements. The Company has requested and has received waivers of default from all of its applicable lenders.

The Company believes that it has the ability to manage its cash needs and is currently continuing its efforts to control both its expense levels (reflected by recent internal cost control programs) as well as reducing the level of investment in customer projects. Further negotiations are continuing to be pursued with potential buyers of certain Company businesses no longer meeting strategic objectives (see Note 5 to the Consolidated
Financial Statements). While the Company anticipates net proceeds of approximately $19,700 upon the sale of those businesses, the timing of receipt of those proceeds is not yet determinable.

While no assurances can be given, the Company believes that the CGE Transaction and its ongoing relationship and recent internal operational changes provide it with an opportunity to obtain additional credit capacity. Negotiations with a number of banks regarding the availability of a new and expanded credit facility are ongoing. Should the Company not be successful in its efforts to obtain new credit facilities it will be required to seek other sources of capital from investors, potential investors or other lenders, if available. Additionally, the Company will also need to reach accommodations with its creditors and suppliers.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the nine months ended July 31, 1994 and for the years ended October 31, 1993 and 1992 total capital expenditures were $3,017 and $5,188 and $8,145, respectively. Such amounts, however, do not include investments by the Company made in connection with the Company's total project delivery services. The Company has been able to obtain satisfactory financing in connection with such services in the past, however no assurance can be given, that it will be able to continue to obtain such financing in the future without improvements in its credit capacity as outlined above. At July 31, 1994, the Company had no material outstanding purchase commitments for capital expenditures.


PRASA Litigation
- - ----------------

At July 31, 1994, approximately $37,400 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. The Company, through Metcalf & Eddy, Inc. ("M&E"), has filed an action seeking payment of these delinquent payments and related damages as described below. In September 1990, M&E filed an action in United States District Court in San Juan, Puerto Rico, seeking $52,000 in damages from PRASA. M&E's suit initially sought $27,000 in damages for payment of goods and services M&E sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, M&E amended its action to seek $37,400 in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to M&E with respect to the PRASA contract, violations of good faith and fair dealing under the contract and loss of business reputation. On December 18, 1990, M&E announced that it had suspended all work under the contract pending resolution of the litigation between the parties.

PRASA has been withholding payments under its contract with M&E. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. The Company disputes the findings of the
PRASA  audit.   The Company believes that substantially all of the  billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by M&E .

PRASA had denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court had stayed all proceedings (including further factual discovery and an initial trial date which had been set for May 18, 1992) pending disposition by the Supreme Court of the appeal of the procedural issue. On January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993 the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is complete. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. A Special Master has not yet been appointed. In August 1994, the District Court scheduled a July 17, 1995 as the trial commencement date.


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

The Colegio decision complicates further what is complex commercial litigation between the Company and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts before it. Because of this uncertainty, at this time the Company is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from
PRASA.    As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000 pre-tax charge to earnings reflecting costs associated with the PRASA litigation. Additionally in its third quarter ended July 31, 1994 the Company as more fully discussed in Note 5 to the consolidated financial statements recorded a further pre-tax charge to earnings of $11,200 to reflect a revised estimate of costs and expenses associated with this litigation and revised estimates of collectibility. The Company has consulted with counsel as to its obligations under the contract and the course of the litigation generally. As the matter is complex litigation, no
assurance as to the final outcome of the litigation can be given.   However,
based on its considerations of all of the foregoing and the status of litigation to date, the Company believes that it has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of all sums due M&E pursuant to the contract will be realized. If the Company were to recover less than all of the account receivable owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized portion of the in costs accrued for) and accounts receivable for, and as of the end of, the period in which a final determination of the amount to be recovered is reached.

PART II.  OTHER INFORMATION


ITEM  I.    Legal Proceedings


  Reference is made to Part I Item I (Note  6  to the Interim Consolidated
  Financial Statements) for     discussion of a legal matter involving  the
  Company's lawsuit in Puerto Rico against PRASA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

  On June 14, 1994, the Registrant held its Annual Meeting of Stockholders pursuant to which, among other actions, eleven individuals were elected to the Registrant's Board of Directors. The eleven directors elected at the Annual Meeting are Eckardt C. Beck, D. Costle, Jacques-Henri David, Nicholas DeBenedictis, Jean-Dominique Deschamps, Richard M. Dowd, Claudio Elia, Carol Lynn Green, William Kriegel, John W. Morris, Enrique Senior. In addition to the election of directors, at the Annual Meeting the Registrant's stockholders also voted in favor of (i) certain issuances of the Registrant's securities pursuant to an Investment Agreement, dated as of March 30, 1994, among the Registrant, Compagnie Generale des Eaux and Anjou International Company, and (ii) ratification of Arthur Andersen & Co. as the Company's independent accountants for the Company's 1994 fiscal year.


ITEM  6.    Exhibits and Reports on Form 8-K

  There are no reportable items under Part II., items II. III., and V..

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                            AIR & WATER TECHNOLOGIES CORPORATION
                            ------------------------------------
                                         (registrant)



Date      September 14, 1994                          /s/ Alain Brunais
          ------------------                         ------------------------
                                                     Alain Brunais
                                                     Chief Financial Officer