Form 10-Q/A
period 1994-07-31
AIR & WATER TECHNOLOGIES CORP
filed 1994-09-20
CIK 823556

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
      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.

Class A

$.001 Par Value Common Stock                 31,816,504
- ----------------------------                 ----------
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
[CAPTION]

                            Three Months Ending              Nine Months Ending
                                 July 31,                        July 31,
                       ---------------------------    --------------------------
                              1994          1993           1994        1993
                              ----          ----           ----        ----
Sales:
  Research - Cottrell       $ 58,144     $  64,751      $  161,427    $208,684
  Metcalf & Eddy              51,526        50,906         163,948     186,856
  PSG (Contract Operations)   26,350        12,059          53,055      37,697
  Other                        7,050        13,048          30,071      40,975
                            --------     ---------      ----------    --------
                            $143,070     $ 140,764      $  408,501    $474,212
                            ========     =========      ==========    ========
Cost of Sales:
  Research - Cottrell       $ 49,808     $  49,248      $  151,486    $165,124
  Metcalf & Eddy              31,474        29,551         105,786     121,088
  PSG (Contract Operations)   22,728         9,354          43,703      28,356
  Other                        5,637        10,468          23,750      32,622
                            --------     ---------      ----------    --------
                            $109,647     $  98,621      $  324,725    $347,190
                            ========     =========      ==========    ========
Selling, General and
 Administrative Expenses:
  Research - Cottrell       $ 10,682     $  11,469      $   31,666    $ 31,236
  Metcalf & Eddy              18,117        17,346          53,111      52,602
  PSG (Contract Operations)    3,537         1,043           6,604       2,811
  Other                        1,978         2,153           7,513       7,889
  Corporate Unallocated        2,108         2,045           6,600       5,561
                            --------     ---------      ----------    --------
                            $ 36,422     $  34,056      $  105,494    $100,099
                            ========     =========      ==========    ========
Amortization of Goodwill:
  Research - Cottrell       $    792     $     800      $    2,383    $  2,384
  Metcalf & Eddy                 789           787           2,387       2,365
  PSG (Contract Operations)      292           117             523         348
  Other                           12            10              36          30
                            --------     ---------      ----------    --------
                            $  1,885     $   1,714      $    5,329    $  5,127
                            ========     =========      ==========    ========
Unusual Charges:
  Research-Cottrell         $ 63,500     $       -      $   70,300    $      -
  Metcalf & Eddy              24,000             -          24,000           -
  PSG (Contract Operations)    1,000             -           5,200           -
  Corporate Unallocated       18,500             -          24,800           -
                            --------     ---------      ----------    --------
                            $107,000     $       -      $  124,300    $      -
                            ========     =========      ==========    ========
Operating Income (loss):
  Research - Cottrell       $(66,638)    $   3,234      $  (94,408)   $  9,940
  Metcalf & Eddy             (22,854)        3,222         (21,336)     10,801
  PSG (Contract Operations)   (1,207)        1,545          (2,975)      6,182
  Other                         (577)          417          (1,228)        434
  Corporate Unallocated      (20,608)       (2,045)        (31,400)     (5,561)
                           ---------     ---------       ---------    --------
                           $(111,884)    $   6,373       $(151,347)   $ 21,796
                           =========     =========       =========    ========

Three Months Ended  July 31, 1994 Compared to
- ---------------------------------------------
Three Months Ended July 31, 1993
- --------------------------------

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


Nine Months Ended July 31, 1994 Compared to
- -------------------------------------------
Nine Months Ended July 31, 1993
- -------------------------------

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

Financial Condition
- -------------------

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


PRASA Litigation
- ----------------

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


                            AIR & WATER TECHNOLOGIES CORPORATION
                            ------------------------------------
                                         (registrant)



Date      September 14, 1994                          /s/ Alain Brunais
          ------------------                         ------------------------
                                                     Alain Brunais
                                                     Chief Financial Officer


                                   EXHIBIT INDEX
                                   -------------


Exhibit Number
- --------------

     11                Statement re Computation of per share Earnings
     27                Financial Data Schedule
