Form 10-K
period 1994-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1995-01-30
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				 FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended October 31, 1994
				      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from            to           .

		    Commission file number:  033-17921

		   AIR & WATER TECHNOLOGIES CORPORATION
	  (Exact Name of Registrant as Specified in its Charter)

	     Delaware                                   13-3418759
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

  P.O. Box 1500, Somerville, New Jersey                   08876
(Address of Principal Executive Offices)                (Zip Code)

   (Registrant's Telephone Number, Including Area Code)  (908) 685-4600

	Securities registered pursuant to Section 12(b) of the Act:

						  Name of each exchange
      Title of each class                           on which registered
      Class A Common Stock,
      $.001 par value                           American Stock Exchange, Inc.

	Securities registered pursuant to Section 12(g) of the Act:

				   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						  Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $79,547,268.00 on December 30, 1994.

The number of outstanding shares of the Registrant's Class A Common stock, par value $.001 per share, was 32,018,004 on December 30, 1994.

      The Exhibit Index to this Annual Report on Form 10-K is located at Page 104 herein.




ITEM 1.   BUSINESS

RECENT DEVELOPMENTS

   On June 14, 1994, the stockholders of Air & Water Technologies Corporation ("AWT" or the "Company") approved the issuance of Company securities pursuant to an Investment Agreement dated as of March 30, 1994 (the "Investment Agreement"), among AWT, Compagnie Generale des Eaux, a French corporation and AWT's largest shareholder ("CGE"), and Anjou International Company, a Delaware corporation and a wholly-owned subsidiary of CGE ("Anjou"), pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A
Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of Professional Services Group, Inc., a Minnesota corporation, and 2815869 Canada, Inc., a Canadian corporation (hereinafter collectively "Professional Services Group" or "PSG"). As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer. See ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional information.

BACKGROUND

   AWT is a leading environmental treatment and services company that provides a comprehensive range of services and technologies directed principally at controlling air pollution, protecting the integrity of our nation's water resources, providing services in support of the management and remediation of hazardous waste, and providing complete services for the operations, maintenance and management of treatment facilities. AWT believes it provides a complement of products and services that satisfy the environmental and essential services needs of its targeted client base. AWT markets its products and services through three renowned trade names; namely, Research-Cottrell for air-related products and services, Metcalf & Eddy for water, wastewater-related and hazardous waste products and engineering services and Professional Services Group for the operations, maintenance and management of environmental treatment facilities. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as pollution control equipment, emissions monitoring systems and process control devices. Metcalf & Eddy provides engineering studies and design, project management, regulatory assistance, and site evaluation for clients with needs in the areas of water treatment and conservation, hazardous waste site remediation, solid waste management and wastewater treatment and disposal. Professional Services Group provides its clients with complete services for the operations, maintenance and management of treatment facilities in various water and wastewater and sludge and biosolid waste management markets. AWT provides its full complement of products and services to four major customer sectors consisting of the electric generating industry; the solid waste incineration industry; governmental entities, including municipalities and state and federal agencies; and specific industrial categories, such as petroleum refining, pulp and paper, pharmaceutical, chemical, primary and secondary metals, food processing, printing and furniture manufacture.

   Research-Cottrell's air-related services and technologies are directed principally at the reduction of air pollution and the treatment of thermal discharges, the dispersion of airborne contaminants, the monitoring of emissions and the provision of regulatory and engineering services. Research-Cottrell's services include identifying and analyzing air pollution problems and air pollution control options; designing treatment facilities and equipment; supervising equipment fabrication and installation; and providing overall project management and quality control. Research-Cottrell's pollution control technologies include scrubbers, precipitators, chimneys, cooling towers, continuous emissions monitors and fabric filters and mechanical collectors. These technologies are provided separately or combined into an integrated pollution control system. Research-Cottrell also provides parts and service and maintains, repairs and rebuilds pollution control systems and components on a routine or emergency-response basis.

   Metcalf & Eddy's services are directed principally at the protection and effective management of water resources, both surface and groundwater as well as the management of our clients' hazardous wastes. These activities include providing services for the management or reduction of pollutants entering the water resource from a variety of natural causes as well as waste disposal practices such as wastewater treatment, solid waste landfilling, industrial wastewater pretreatment and disposal of hazardous waste. These services include management, treatment and distribution of water from surface and groundwater sources; collection, treatment and disposal of wastewater and its associated by-products such as sludge; pretreatment of industrial wastewater prior to discharge into a municipal system or on-site treatment and disposal; remediation of hazardous waste sites involving contaminated soils and groundwater; renovation of groundwater and soil contaminated through improper waste disposal practices; monitoring and closure of sanitary landfills with disposal of associated leachate; and management and transportation of hazardous waste.

   PSG provides its clients with complete services for the operations, maintenance and management of treatment facilities in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment facilities. PSG provides operations, maintenance and management services for water supply and wastewater treatment facilities, primarily for cities, municipalities and other local governmental entities. PSG has extensive experience in planning and implementing large sludge and biosolid waste management plans. PSG is experienced in planning and implementing alternative technologies and facilities for sludge and biosolid waste management, including waste minimization programs, landfills, incinerators, composting and land application as fertilizers and soil nutrients.

AIR POLLUTION CONTROL - RESEARCH-COTTRELL

   AWT's air-related services and technologies are directed principally at the reduction of air pollution and the treatment of thermal discharges, the dispersion of airborne contaminants, the monitoring of emissions and the provision of regulatory and engineering services. In addition, AWT supplies parts and maintenance and repair services for equipment utilized in these areas of reduction, dispersion and monitoring. AWT's services include identifying and analyzing pollution problems and pollution control options; designing treatment facilities and equipment; supervising equipment fabrication and installation; and providing overall project management and quality control. AWT also provides continuous air emissions monitoring systems and services, evaluates systems performance, and maintains, repairs and rebuilds pollution control systems and components on a routine or emergency-response basis.

   AWT markets its air pollution control technologies using its various trademarks: CUSTODIS chimneys and stacks; CUSTODIS-ECODYNETrademark cooling towers; FLEX-KLEENTrademark fabric filters and mechanical collectors; TELLERTrademark dry emissions control systems; KVBTrademark continuous emissions monitors; ANALECTTrademark Fourier transform infrared monitors; and RESEARCH-COTTRELLTrademark air pollution control systems, including electrostatic precipitators, fabric filters, DOUBLE-LOOPTrademark flue gas desulfurization systems ("FGD scrubbers"); and REECO RE-THERMTrademark regenerative thermal oxidizers. AWT has recently obtained the rights to market a number of new technologies to its utility and industrial clients, including NOxOUTTrademark, Thermal DeNOxTrademark, and SONOXTrademark products used to reduce NO(x) and SO(2) emissions from industrial and utility boiler exhaust streams; KVB/MIP LASER OPACITY MONITOR; EPRICON, an agentless flue gas conditioning system used to improve the particulate collection efficiency of electrostatic precipitators; and COHPAC (Compact Hybrid Particulate Collector), a retrofit technology used to increase collection efficiency from utility and industrial exhaust streams by adding a fabric filter downstream of an energized precipitator or within the existing precipitator casing.

   Demand for AWT's air pollution control services and technologies arises principally from the expansion and modification of various utility and industrial pollution sources, such as pulp and paper plants, waste incineration plants and pharmaceutical and petrochemical facilities which must comply with existing environmental legislation and regulations; the need for maintenance, repair and rebuilding of existing pollution control devices; and stricter legislation and regulations, particularly the amendments to the federal Clean Air Act enacted in 1990, mandating new or increased levels of air pollution control.

   AWT estimates that it has installed or constructed over 5,000 electrostatic precipitators, over 100,000 Flex-Kleen fabric filter systems and mechanical collectors, 10 FGD scrubbers, over 10,000 Custodis chimneys, over 200 REECO regenerative thermal oxidizers, over 11,000 Ecodyne cooling towers and over 1,100 KVB continuous emission monitors in the United States. AWT believes its installed base of chimneys, precipitators and continuous emission monitors provides a ready market for AWT's parts, maintenance and repair services.

   In addition, as pollution control systems or major components age, they often require rebuilding, upgrading and replacement. With the advent of increased and stricter pollution control legislation, particularly the 1990 Clean Air Act Amendments, and associated regulations, many older facilities will require significant retrofitting (upgrading of air pollution control equipment by providing new or improved parts) in order to comply with new or tighter emission control standards. For example, the 1990 Clean Air Act Amendments will require 110 of the nation's largest coal-fired electrical generating plants to reduce emissions of sulfur dioxide gases to a rate of 2.5 pounds per million Btu by 1995; by the year 2000 those same plants, in addition to another 2400 units, must reduce sulfur dioxide emissions to a rate of 1.2 pounds per million Btu. In the past, many of these plants had been emitting sulfur dioxide at rates from three to six pounds per million Btu. AWT has the capability and resources to provide the services and technologies these older facilities may use to comply with the new standards.

   Services and Technologies

   AWT's regulatory services include advising clients of regulatory and associated reporting requirements, as well as evaluating a client's existing emissions in terms of those regulations. In addition, AWT supplies parts, maintenance and repair services for equipment utilized in reduction, dispersion and monitoring.

   Technical Consulting

   AWT provides technical consulting and client funded research and development services for a wide range of air pollution and thermal discharge problems. The consulting and research services offered by AWT enable its clients to draw upon the expertise developed by the other divisions within the air-related products and services group and to develop integrated solutions to air-quality control problems. In addition, the 1990 amendments to the Federal Clean Air Act, in particular its expansion of the number of companies subject to the permitting, reporting, and compliance requirements and the Clean Air Act's increasingly strict emissions limitations, could create increased demand for the consulting services of this division.

   Emission Control

   AWT offers air emissions control technologies for the reduction of particulates, sulfur oxides, nitrogen oxides, volatile organic compounds and toxic compounds. AWT also provides technologies for the treatment of thermal discharges resulting from the operation of electric generating facilities and industrial boilers.

      Particulate Emission Control Technologies. AWT has been an innovator in the control of particulate emissions since Frederick Cottrell invented the electrostatic precipitator in 1907. An electrostatic precipitator removes particulate matter from the exhaust passing through it, using electrodynamic forces. Current precipitator technologies offered by AWT address both traditional particulate control objectives as measured by weight, and the newer objectives measured by removal efficiencies of particulate matter below ten microns in diameter. AWT has designed and installed over 5,000 electrostatic precipitators, which AWT believes is the largest installed base of precipitators in the United States.

      AWT also offers a wide range of fabric filter systems to control and recover particulates in a variety of industrial applications. AWT has sold over 100,000 Flex-Kleen fabric filter systems, mechanical collectors and similarly engineered products and systems for the recovery of valuable product material and the removal of dust and other particulates primarily to chemical manufacturing, food processing and consumer products companies. AWT believes it is a market leader in both the number and diversity of fabric filters installed for industrial applications. AWT's COHPAC and EPRICON technologies allow utility and industrial clients to increase particulate control efficiencies for existing equipment.

      Sulfur Oxides Emission Control Technologies. Both sulfur oxide and nitrogen oxide compounds contribute to "acid rain." In addition, nitrogen oxides contribute to smog formation. Industrial and utility fuel combustion remains a principal source of these emissions. AWT has installed FGD systems, such as DOUBLE LOOPTrademark scrubbers, to control sulfur dioxide emissions at 15 coal-burning plants generating an aggregate of over 7,000 megawatts of electricity. AWT's proprietary DOUBLE LOOPTrademark scrubber system is capable of achieving 95% sulfur oxides removal from the emissions generated by "high-sulfur" coal. The double loop design allows conversion of the scrubber waste stream to gypsum that can be used to manufacture wallboard.

      In February 1990, Research-Cottrell entered into an agreement (the "Cooperation Agreement") with NOELL GmbH and KRC Umwelttechnik GmbH ("NOELL-KRC") to cooperate on an exclusive basis in the marketing and sale of Research-Cottrell's proprietary wet flue gas desulfurization systems in the United States, Canada and elsewhere in the world (with the exception of certain central European countries). NOELL-KRC is an environmental engineering and construction company headquartered in Wurzburg, Germany. NOELL-KRC is owned by the Salzgitter Group, a leading European conglomerate.

      Under the Cooperation Agreement, Research-Cottrell has licensed NOELL-KRC to make, use, sell and practice Research-Cottrell's technology, subject to payment to Research-Cottrell of certain license fees, commissions and royalties. In addition, NOELL-KRC has agreed to make available all of its improvements to Research-Cottrell's underlying technology, including NOELL-KRC flue gas desulfurization patents, trade secrets and know-how. Research-Cottrell retains exclusive rights to other technologies that often accompany the installation of wet flue gas desulfurization systems.

      Under the Cooperation Agreement, Research-Cottrell is responsible for marketing efforts in the United States and Canada. NOELL-KRC is obligated to responsively bid on all projects identified by Research-Cottrell and provide bonding or other financial requirements stipulated in such bids. NOELL-KRC is exclusively responsible for project execution. On a case-by-case basis, Research-Cottrell and NOELL-KRC will agree upon participation by Research-Cottrell in project management, construction, start-up and other phases of project execution. The Cooperation Agreement has an initial term of ten years, subject to renewal for additional one year periods as mutually agreed by the parties.

      AWT's combustion engineering services and combustion control equipment can reduce formation of nitrogen oxides up to 40% in certain installations.

      Nitrogen Oxide Emissions Control Technologies. Due to the requirements of Title I of the Clean Air Act Amendments, there is a rapidly growing demand for efficient, low cost nitrogen oxide (NO(x)) control technologies. The Company believes that this market will continue to grow through the end of the century and that the majority of these technology purchases will be made by electric utilities, followed by oil and petrochemical industries, the pulp/paper industries, and other industrial customers that operate large boilers or furnaces.

      For moderate levels of NO(x) reduction, Research-Cottrell offers Selective Non-Catalytic Reduction (SNCR) under the trade names NO(x)OUTRegistered and Thermal DeNO(x)Registered. NO(x)OUTRegistered is licensed from Nalco Fuel Tech and Thermal DeNO(x)Registered is licensed from Exxon Research and Engineering. The SNCR technology is a low capital cost method that utilizes urea (NO(x)OUTRegistered) or ammonia (Thermal DeNO(x)Registered) as a chemical reagent to reduce NO(x). Research-Cottrell is licensed to implement SONOXTrademark, a technology which provides simultaneous reductions of NO(x) and SO(2). SONOXTrademark is licensed from Ontario Hydro International.

      Selective Catalytic NO(x) Reduction (SCR) technology, also offered by Research-Cottrell, is a somewhat more expensive technology that can be used alone or in combination with SNCR for very high reductions of NO(x) emissions.

      Research-Cottrell offers complete evaluation, design, engineering, equipment and start-up capabilities. With this range of capabilities and its large utility and industrial customer base, AWT believes that Research-Cottrell is well-positioned for growth in this market.

      Toxic Compounds Control Technologies. The primary sources of potential toxic air emissions are fossil-fuel utilities, industrial facilities and waste-to-energy facilities. In 1987, AWT acquired Teller Environmental Systems, Inc. and gained exclusive rights to the patented Teller system in the United States. Teller technology is a leader in the acid gas abatement market for the control of hydrochloric acid, toxic compounds and particulate emissions from waste-to-energy facilities. Teller technology is widely used in Japan, and there are several commercial resource recovery facilities using the Teller technology in the United States.

      In 1990, AWT acquired substantially all of the assets of Regenerative Environmental Equipment Co., Inc. ("REECO"). REECO is primarily engaged in the design, manufacture and installation of its RE-THERM regenerative thermal oxidizer units which serve as industrial air pollution control and energy recovery systems.

      REECO is a market leader in technologies for controlling emission of volatile organic compounds ("VOCs"). VOCs contribute to smog formation and comprise about half of the 189 compounds that the Clean Air Act lists as hazardous. Control of VOCs and air toxics is a major objective of the Clean Air Act Amendments of 1990.

      Thermal Discharge Technologies. Large boilers, such as those operated by electric facilities and petroleum refineries, work most effectively when the water entering the boiler is below a certain temperature. Continuously drawing cool fresh water and discharging heated wastewater is often either impractical or is regulated by environmental laws. Cooling tower systems are used to recirculate and cool condenser water. Mechanical draft cooling towers, typically of wood construction, are used in most industrial and small power generation applications. AWT has designed and installed over 11,000 Ecodyne mechanical cooling towers for the petrochemical and electricity-generating industries, of which approximately half are currently in operation. Natural draft concrete cooling towers are used almost exclusively by nuclear and fossil-fuel powered electricity-generating plants. AWT has installed approximately 70 such towers. In addition, AWT supplies its repair, maintenance and rebuilding services to the owners of cooling towers supplied by AWT or by other vendors.

   Dispersion

   The environmental impacts of airborne treated gases can be significantly reduced by dispersion from a chimney of appropriate design. AWT designs and constructs turnkey industrial chimneys and stacks to disperse such gas streams. AWT has installed over 10,000 Custodis chimneys and stacks worldwide, of which approximately 8,000 are still in use for a variety of power-generating and industrial clients. AWT believes it has the largest installed base of industrial chimneys in the United States and it provides complete repair and maintenance services for these chimneys.

   Monitoring

   AWT also engineers, installs and maintains KVB/ANALECT continuous emissions and process monitoring systems for utility and industrial customers, including resource recovery facilities, petrochemical plants and cogeneration facilities. The Clean Air Act Amendments of 1990 require some 110 power plants to install continuous emissions monitoring systems ("CEMs") by 1995 as part of the mandate to reduce acid rain. These systems measure the effectiveness of air pollution control devices and allow customers to demonstrate compliance with air quality standards. AWT has furnished over 1,100 monitoring systems to measure air emissions. It also offers consulting services to governmental and industrial customers in the area of air emissions control, combustion efficiency and alternative energy conservation measures. In addition, AWT makes available mobile testing laboratories located around the United States for testing air emissions and certifying compliance with local emissions standards.

   Parts, Maintenance and Repairs

   AWT supplies parts and maintenance and repair services for both AWT's and its competitors' pollution control equipment. AWT offers maintenance contracts which assure the availability of personnel during emergency and planned outages, as well as operations contracts using independent contractors to operate pollution control systems for extended periods. AWT has field technicians located throughout the United States, to provide ready access to clients for assistance in an emergency as well as repair project managers who work on-site for more significant repair or rebuild jobs.

WATER AND WASTEWATER TREATMENT/HAZARDOUS WASTE REMEDIATION - METCALF & EDDY

   AWT, through Metcalf & Eddy, provides a comprehensive range of environmental treatment services to governmental, commercial and industrial clients directed principally at the protection of the integrity of our nation's water and land resources. Metcalf & Eddy's 88 years of experience has been directed at managing, protecting and enhancing surface and groundwater supplies through the rational utilization and treatment of water supplies and through the effective management of all related waste disposal practices. Metcalf & Eddy provides a range of services from treatment process design to operation and ownership of facilities, as well as on-site and off-site remediation of environmental contamination. Metcalf & Eddy's services involve the collection, treatment and distribution of drinking water, the collection, treatment and disposal of wastewater and wastewater by-products such as sludge, the treatment and disposal of hazardous and toxic wastes, and management of non-hazardous solid wastes. In addition to providing individual service components, Metcalf & Eddy offers its clients total project delivery, which includes design, installation, construction and operation of treatment facilities.

   Services and Technologies

   To address water pollution problems, Metcalf & Eddy provides a full spectrum of services focusing on design, construction, management and operation of complex biological, chemical and physical treatment technologies, as well as waste minimization and alternative disposal techniques; analyzes and assesses complex aquatic and other environments; and prepares specifications and designs for treatment systems. Metcalf & Eddy prepares permit and license applications, manages construction and field installation of treatment facilities, and provides startup, corrective action and rehabilitation services for those facilities. Metcalf & Eddy also develops operations and maintenance manuals for facilities and develops scheduling and maintenance procedures to ensure their efficient operation.

   Water Supply and Wastewater Treatment Services

   Since 1907, Metcalf & Eddy has conducted extensive hydrologic and geologic evaluations of hundreds of surface and groundwater supplies for governmental and industrial clients in the United States and abroad. Metcalf & Eddy has expertise in analyzing the nature of water resource problems, both in terms of available capacities and the quality of the sources, and in developing and evaluating different types of cost-effective treatment technologies. Metcalf & Eddy's experience includes the design of over 50 water treatment facilities, using technologies ranging from simple extraction and distribution of water to more complex technologies such as ozonation, carbon adsorption, air stripping, desalinization and diatomaceous earth filtration. Metcalf & Eddy has also evaluated and investigated over 250 dams, conducted groundwater contamination studies at over 300 sites and conducted computerized analyses on over 100 water distribution systems.

   In the wastewater treatment market, Metcalf & Eddy has conducted evaluations of a broad range of effluents discharged from various municipalities and industries, including the petrochemical, petroleum, chemical, pulp and paper, electroplating, textile, ferrous and non-ferrous industries. Metcalf & Eddy has also conducted numerous studies of controlled and uncontrolled discharges entering on-site and off-site treatment facilities, lagoons and other bodies of water. Metcalf & Eddy has developed and applied various biological, chemical and physical treatment technologies, including activated sludge, trickling filters, nitrification/denitrification, phosphorus removal and land application, to resolve wastewater treatment problems. Metcalf & Eddy has designed over 200 wastewater treatment plants, including some of the largest facilities in the United States, utilizing these technologies.

   Since August 1988, Metcalf & Eddy has been serving as lead design engineer for the Massachusetts Water Resources Authority on the Boston Harbor clean-up project. Under this contract, which presently runs through 1995, Metcalf & Eddy has primary responsibility for directing the design of the entire primary and secondary treatment facilities, including an inter-island tunnel and a 9.5 mile outfall tunnel/diffuser system. This work includes development of the conceptual design for the entire wastewater treatment system, preparation of a Project Design Manual, including standard specifications, development of the Authority's CADD system, and management of all project design engineers providing final design services. As lead engineer, Metcalf & Eddy has also conducted a number of special investigations, including an air quality/odor control pilot study, a hydroelectric feasibility study, a stacked clarifier hydraulic model, a disinfection study, various hydraulic models of the outfall/diffuser system, and a project-wide geotechnical exploration program. During the construction phase, lead engineer services include coordinating interaction among all construction packages, plantwide technical submittal review and instrumentation and control systems. Metcalf & Eddy is also providing, as a project design engineer, the final design services and engineering services during construction for the entire primary treatment portion of the wastewater plant.

   Under a separate contract, Metcalf & Eddy is also performing a master plan and combined sewer overflow ("CSO") facilities plan for the Massachusetts Water Resources Authority. Like many other cities, Boston is faced with optimizing the use of its combined sewers. This contract, which was awarded in 1992, runs through 1996. In one of the largest CSO studies undertaken, Metcalf & Eddy is providing a comprehensive investigation of the Authority's collection systems. The project includes water quality monitoring, strategic system planning, monitoring CSO's and interceptors, and developing CSO management solutions.

   Metcalf & Eddy is routinely asked to provide hands-on assistance to numerous water and wastewater treatment facilities in such operational areas as maintaining and servicing equipment, mechanical and instrumentation process control, troubleshooting, training of staff, and facility rehabilitation and upgrading.

   Hazardous Waste Management and Remediation Services

   Metcalf & Eddy provides a full range of services for the identification, characterization, evaluation, design and implementation of cleanup measures for soils and groundwater contaminated with hazardous, toxic and radiological waste. Diagnostic services include geophysical surveys, surface and subsurface sampling, hydrogeological investigations, analytical laboratory services and underground storage tank testing. To evaluate and design remedial measures, Metcalf & Eddy performs feasibility studies, public health and ecological risk assessments, pilot and bench scale treatability studies and groundwater modeling. Metcalf & Eddy applies a broad range of proven and innovative technologies for soil and groundwater cleanup, including soil venting, bioremediation, incineration, air stripping, heavy metals precipitation, soil washing and thermal desorption, activated carbon adsorption, UV-oxidation and ion exchange.

   Metcalf & Eddy has been awarded several contracts with the Department of Defense for investigation and remediation of site contamination problems at military installations under the Base Realignment and Closure program, at active installations and formerly-used defense sites under the Defense Environmental Restoration Program, and at Superfund sites administered by the Army Corps of Engineers for EPA. Turnkey design, construct and operate contracts are currently held with the Army Corps of Engineers for groundwater cleanup projects in New Jersey and Utah, respectively. Additional contracts are held for operation of groundwater treatment plants at several military installations. Contracts covering a wide range of hazardous, toxic, and radiological investigation and design services are or were recently held with the Army Corps of Engineers in New England, Savannah, Georgia, Louisville, Kentucky and Fort Worth, Texas, with the Army Environmental Center for Total Environmental Program Support nationwide, and with the Air Force Material Command at Wright Patterson and Kelly Air Force Bases. Metcalf & Eddy is performing nationwide contaminated soil and tank removal assignments under contract to the Air Force Center for Environmental Excellence at Brooks Air Force Base, nationwide remediation of petroleum oils and lubricants under subcontract with the Naval Energy and Environmental Support Activity at Port Hueneme, California, and has been selected for environmental compliance services by both the Naval Facilities Engineering Command's Southern and Western Divisions and by the Air Force Mobility Command for a major nationwide subcontract role. Metcalf & Eddy is also a contractor to the Department of Energy through subcontracts with the Department's Management and Operating contractors at the Savannah River Site, South Carolina, Rocky Flats, Colorado and Oak Ridge, Tennessee.

   Metcalf & Eddy is an emergency response contractor for the Commonwealth of Massachusetts, a remedial investigation and feasibility study contractor for the states of Massachusetts and Connecticut, and a contractor to the USEPA for a full spectrum of services from investigation to design and implementation of remedial measures in the six New England states, and for technical enforcement support in fifteen midwestern states.

   In New England, Florida and Central New York, Metcalf & Eddy is a major contractor to petroleum companies and other industrial customers for removal and replacement of underground storage tanks, and remediation of associated contamination problems. Metcalf & Eddy also has a licensed treatment and storage facility in Central Massachusetts and is a licensed transporter for all types of hazardous waste in the northeastern United States.

   Sludge Management Services

   Because of Metcalf & Eddy's experience with treatment technologies used for water supply and wastewater disposal, numerous municipal and industrial clients have engaged Metcalf & Eddy to assist in the management and disposal of the sludge generated as a by-product of the treatment process. For these clients, Metcalf & Eddy develops programs to minimize the generation of sludge, to alter it to more environmentally acceptable forms, and to develop and evaluate alternative processing and disposal technologies such as thickening, anaerobic digestion, conditioning, dewatering, incineration, composting and land farming. Metcalf & Eddy has assessed sludge handling and disposal alternatives, designed and assisted in the implementation of treatment technologies and operated sludge management facilities. Working with its clients, Metcalf & Eddy has analyzed and designed innovative technologies and treatment alternatives for over 45 sludge management projects and facilities with over 3 billion gallons per day of treatment capacity.

   Solid Waste Management Services

   Metcalf & Eddy has assisted numerous clients in the evaluation of solid waste management needs including quantification of amounts and type, development of waste minimization programs and assessment of needed disposal capacity. Metcalf & Eddy is experienced in planning and implementing alternative technologies and facilities for solid waste management which include landfills, incinerators, resource recovery plants and recycling. Metcalf & Eddy's services for solid waste management facilities include facility planning, siting and permitting, design, construction management, operations and maintenance assistance, closure and post-closure programs for landfills and the collection and treatment of leachate from landfills.
Metcalf & Eddy is also experienced in the installation of monitoring wells and related sampling and testing procedures for groundwater protection in or about landfills.

   Metcalf & Eddy has been responsible for the final design of nine waste-to-energy facilities, including a major solid waste resource recovery facility located in Chicago, Illinois, and has assisted various communities in activities associated with resource recovery implementation, including evaluating and monitoring air emission control equipment programs. Metcalf & Eddy is the operator of a municipal solid waste incinerator. In addition, Metcalf & Eddy has designed landfills and ashfills in accordance with regulatory requirements.

   Program Management Services

   Metcalf & Eddy has developed extensive program management capabilities through its experience in the program planning and development, scheduling, financial planning, contract administration, procurement, construction management, control and coordination of large and complex projects. These capabilities enable Metcalf & Eddy to effectively manage its own projects as well as to provide program management services to large environmental development and capital expenditure programs of others.

   Metcalf & Eddy provides program management services for major national defense programs, which have enabled Metcalf & Eddy to develop further its program management expertise and resources. For example, under contract to the United States Air Force Logistics Command for the Peace Shield project, Metcalf & Eddy has entered into a joint venture with CRSS Inc. to provide program management services to deliver ground based facilities to support a new air defense system that the United States Air Force is delivering to the Royal Saudi Arabian Air Force. Metcalf & Eddy is primarily responsible for applying its geotechnical, hydrological and construction management skills to site and build structures, roads, water and sewage systems and other infrastructure necessary to support the complex defense system. These facilities include underground command and control centers, long range radar sites, a central command center, a central maintenance facility and communications sites. These Peace Shield facilities are located throughout the Kingdom of Saudi Arabia and the joint venture is managing their design, procurement of major pieces of equipment, construction and certain start-up activities. This project began in 1984 and the major facilities are substantially complete. Additional support services are being provided by the joint venture through 1996.

OPERATIONS, MAINTENANCE AND MANAGEMENT OF TREATMENT FACILITIES -
PROFESSIONAL SERVICES GROUP

   Prior to its acquisition by AWT from CGE on June 14, 1994 pursuant to the Investment Agreement, PSG had been a wholly-owned subsidiary of Anjou and an indirect wholly-owned subsidiary of CGE. Since 1978, PSG has been operating, maintaining and managing water and wastewater treatment facilities, sludge and biosolid waste disposal programs and public works projects, and providing operations assistance primarily to municipal entities but also to industrial companies. In the following description, references to PSG are intended to include, where appropriate, the operations, maintenance and management services of Metcalf & Eddy Services, Inc, an AWT subsidiary involved in the substantially identical business as PSG that has been integrated with PSG subsequent to June 14, 1994.

   Operations and Maintenance Services

   PSG provides its clients with complete services for the operations, maintenance and management of treatment facilities in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment facilities. PSG does not, however, own any treatment facilities except for a municipal sludge composting facility in Baltimore, Maryland and a wastewater treatment plant in Auburn, Alabama. PSG believes that it is the leader in providing operations, maintenance and management service for water and wastewater treatment facilities, and sludge and biosolid waste management services, particularly in the area of large municipal waste treatment systems.

   Water Supply and Wastewater Treatment Services

   PSG provides operations, maintenance and management services for water supply and wastewater treatment facilities, primarily for cities, municipalities and other local governmental entities. Typically, under each of PSG's contracts, the client owns the water supply or wastewater treatment facilities and subcontracts to PSG, for a fixed annual fee, the provision of staff, supervision and management for the operations, maintenance and management of the facilities. In addition, as contract operator, PSG is responsible for the efficient operations and maintenance of the facilities, for maintaining compliance with federal, state and local regulations, and for fulfilling all relevant reporting requirements with respect to the facilities.

   Examples of water treatment facilities which PSG operates include Newark, NJ; Brockton, MA; Plaquemines Parish, LA; and Houston, TX. PSG's wastewater treatment facility contracts include Ottawa, Canada; New Orleans, LA; Oklahoma City, OK; and Cranston, RI.

   Sludge and Biosolid Waste Management Services

   PSG has extensive experience in planning and implementing large sludge and biosolid waste management plans. In addition to managing all of the sludge and biosolid waste disposal programs under PSG's wastewater treatment facility contracts, PSG has been engaged by clients to assist in the management and disposal of sludge and biosolid waste generated as a byproduct of the wastewater treatment process. PSG is experienced in planning and implementing alternative technologies and facilities for sludge and biosolid waste management, including waste minimization programs, landfills, incinerators, composting and land application as fertilizers and soil nutrients.

   Public Works

   PSG provides a full range of public works services under contract to small towns, villages and municipalities, including: meter reading, sanitation services, street maintenance, customer billing, and parks and grounds maintenance. PSG has, and is able to provide clients with, computer software which schedules and tracks maintenance duties for public works projects.
These services are typically provided by PSG under operations, maintenance and management contracts with a municipality's public works department for a fixed annual fee. These contracts typically result in lower cost and reduced administrative burdens for a municipality's personnel.

   Composting

   PSG has experience in operating and maintaining composting facilities and effectively controlling and reducing offensive odors. Solid waste composting, along with recycling and source reduction, is utilized by local governments as a means of reducing landfills. In a composting facility, the non-decomposable waste is removed, and the organic waste is shredded and then efficiently broken down in the composting process, by naturally occurring micro-organisms, in which moisture content, aeration and temperature of the organic waste is controlled so as to accelerate the biological decomposition. Through further processing, composting produces a fine humus-like soil product which is sold or otherwise disposed of as a soil fertilizer or mulch. In Baltimore, Maryland, PSG currently operates one of the largest facilities that transforms municipal wastewater sludge into a usable compost product. PSG's management believes that composting is an expanding market and has positioned PSG to increase its business in this market segment.

   Consulting Services

   PSG has expertise in and provides consulting services for assessing project designs, operations problems, developing operations and maintenance manuals, and training municipal employees. PSG's largest consulting project is for Kaiser Engineers, program manager for the metropolitan sanitary district in Boston, for consulting work on the Boston Harbor cleanup. This consulting project began in 1984 and currently expires in December, 1995, although PSG anticipates executing an amendment that will extend the term of this contract for a year.

   Collection Systems Services

   PSG has provided television inspection, cleaning and mapping services for wastewater collection systems and has had experience in providing such services for more than 2,000 wastewater collection systems throughout the Untied States. In addition, PSG is responsible for the operation, maintenance and management of wastewater collection systems as part of its contract with several wastewater treatment facilities.

   Pumping Stations

   PSG operates approximately 777 pumping stations through full service operations and maintenance contracts.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

   Financial information concerning the Company's operations by industry segment and the Company's foreign and domestic operations is set forth in Note
(14) to the Company's Consolidated Financial Statements captioned "Business Segments and Geographic Data." See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MARKETS AND CUSTOMERS

   AWT markets its services and technologies to governmental and industrial customers throughout the United States, the Caribbean, Canada and the Pacific Rim. AWT also services customers in Europe, the Middle East, Central and South America and the Far East. A majority of AWT's sales are technical in nature and involve senior technical and management professionals, supported by AWT's marketing groups. AWT uses a coordinated system of in-house sales representatives and marketing managers, organized primarily by business segments and markets served. In fiscal 1994, sales to governmental customers approximated 4%, 80% and 96% of AWT's Research-Cottrell, Metcalf & Eddy and PSG segment sales, respectively.

   Contracts with federal, state and municipal governmental agencies generally may be terminated at any time at the option of the customer. In fiscal 1994, no single project accounted for more than 10% of AWT's sales for such period. AWT benefits substantially from its long-term relationships with many of its clients which result in a significant amount of repeat business.

   AWT has experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers, the loss of any of which would not have a material adverse effect on the Company.

BACKLOG

   As of October 31, 1994 total backlog for AWT was approximately $823,000,000 as compared to approximately $547,000,000 as of October 31, 1993. The total backlog at October 31, 1994 represents work for which AWT has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. Of this amount, AWT estimates that approximately $350,000,000 represents work which will be completed in the next 12 months. Additionally, AWT's current estimate of work for which AWT has been notified that it has been chosen for a project but where a contract or task orders to proceed with work have not yet been finalized is approximately $50,000,000. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders. Most of AWT's long-term contracts contain escalation provisions designed to protect AWT against increases in material and unit labor costs. AWT's total backlog as of October 31, 1994 and 1993 plus selections where a contract has not been finalized includes approximately 86% and 76%, respectively, of work to be performed for federal, state and municipal governmental agencies.

COMPETITION

   AWT faces substantial competition in each market in which it operates. AWT competes primarily on its engineering, scientific and technological expertise. To the extent that non-proprietary or conventional technologies are used, AWT also relies upon its experience and trade names as a basis for competition. Such trade names include: "Metcalf & Eddy" in the hazardous waste remediation market and "Metcalf & Eddy" and "Professional Services Group" in the water and wastewater treatment and sludge management markets; "Research- Cottrell" and "Flex-Kleen" in the air pollution control equipment market; "Custodis" and "Ecodyne" in the chimney and cooling tower markets, respectively;
"KVB/Analect" in the market for continuous emission monitors and "REECO" in the market for controlling emissions of volatile organic compounds. Many companies, some of which have greater resources than AWT, participate in AWT's markets and no assurance can be given that other companies, some of which may have greater resources than AWT, will not enter its markets.

   Almost all contracts for AWT's air pollution control services and technologies are obtained through competitive bidding. Electric utilities and industrial customers typically purchase these services and technologies after a thorough evaluation of price, service, experience and quality. Although price is an important factor, it is not necessarily the determining factor, because contracts are often awarded in part on the basis of the efficiency or reliability of products.

   Customers for Metcalf & Eddy's and Professional Services Group's water and wastewater services are primarily governmental entities and typically award contracts on the basis of technical qualifications and price. For design services contracts, the majority of which are cost-plus-fixed-fee arrangements, technical qualifications are the primary factor followed by price competitiveness. In obtaining treatment facility operations contracts, technical qualification is required; however, price is generally a key determining factor. Treatment facility operations agreements are generally for three to five-year periods, with various renewal options up to five years in duration, and contain certain escalators for inflation. In the hazardous waste clean-up market, Metcalf & Eddy competes with many local, regional and national firms on the basis of experience, reputation and price.

REGULATION

   Significant environmental laws have been enacted in response to public concern over the environment. These laws, and their implementation through regulations, affect numerous industrial and governmental activities. AWT believes that there has been and may continue to be a trend toward comprehensive and complex environmental regulation and government enforcement and that efforts to comply with the requirements of these laws have increased demand for AWT's services. The costs of compliance can be funded through federal as well as state, local and private sources. The principal federal legislation affecting the demand for AWT's products and services are the following:

      The Clean Air Act ("CAA") and the federal and state regulations implementing it largely determine the size and timing of the investments the Company's clients make in air pollution control technologies. In 1990 Congress substantially amended the CAA, incorporating stringent control requirements that will affect thousands of industrial sources of air pollution that were little touched by the original 1970 CAA provisions. Four titles of the 1990 Clean Air Act Amendments ("CAAA") affect many AWT clients substantially. These are:

       bullet Title I, covering emission sources in areas of the U.S. that are "nonattainment" (i.e., do not meet specific federal ambient air quality standards);

       bullet Title III, covering sources that emit compounds listed as "hazardous air pollutants" in the CAAA;

       bullet Title IV, covering almost all coal-fired electrical generating plants, whose emissions contribute to acid rain; and,

       bullet Title V, requiring thousands of sources to obtain federally-enforceable permits in order to continue operating.

      Two other titles -- Title II, governing mobile sources (automobiles and trucks), and Title VI, phasing out certain chlorofluorocarbon compounds harmful to the stratospheric ozone layer -- may potentially have market implications for AWT by affecting what certain clients manufacture, use, and sell (e.g., new fuels, gasoline additives, aerosols and refrigerants).

      Extensive public attention has been given to the CAAA's Title IV impact on electrical utilities, many of which operate coal-fired generating plants which will have to install large flue gas scrubbers or alternative systems to meet new emission standards, as well as continuous emissions monitoring systems ("CEMSs") to verify compliance with these standards. On January 11, 1993, EPA promulgated a final rule detailing how the CAAA requirements must be implemented by those utilities facing statutory ("Phase I") 1995 compliance deadlines. Even more stringent emission limitations will become effective in the year 2000 (the "Phase II" deadline). On March 23, 1993, EPA issued regulations implementing this second stage.

      The CAAA Title III provisions for controlling Hazardous Air Pollutants ("HAPs") also have received considerable publicity. The CAAA lists 189 chemical compounds and families as "hazardous"; all "major" sources that emit these chemicals in amounts from 10 tons per year ("tpy") of any one pollutant, or 25 tpy of any combination of these pollutants, must obtain operating permits, even if these sources are not subject -- by virtue of their size or location -- to other CAAA provisions. The CAAA requires EPA to regulate all such sources according to their industrial category or process(es), under a statutory schedule that mandates promulgation of HAPs emission standards (defined as "Maximum Available Control Technology" ("MACT")) for all 189 HAPs in all source (industrial) categories by the year 2000. The majority of these HAPs exist or are emitted as VOCs; the most widely used VOC control technologies include recovery (adsorber, condenser, regenerative) systems or destruction (scrubber, incinerator) equipment. On March 16, 1994, EPA issued final general air toxics rules, setting a framework for the industry-specific rules that will follow. Industry-specific rules will be issued through the year 2,000. In April 1994, the EPA promulgated HAPs emission standards for the Synthetic Organic Chemical Manufacturing Industry ("SOCMI"). SOCMI regulations apply to approximately 370 VOC-emitting chemical manufacturing facilities in the U.S., and will require the expenditure of estimated capital control costs of $450 million and estimated annual operating and maintenance costs of $160 million.

      Perhaps the least publicized -- but potentially most far-reaching -- CAAA requirements are the Title I provisions that set deadlines for areas of the country that are classified as "nonattainment," i.e., not achieving federal health-related standards for ambient (outdoor) air for specified pollutants. The U.S. is divided into Air Quality Control Regions ("AQCRs") that are generally coterminous with Consolidated Metropolitan Statistical Areas in populated areas of the country; more than 100 AQCRs, containing over 50 percent of the population, are now classified as "nonattainment" for one or more pollutants. Under the CAAA, most states have prepared and are implementing federally-approved "State Implementation Plans" ("SIPs") that mandate source emission limitations or other control techniques that will assure attainment of the relevant health standards by statutory dates. For attaining the ozone (the most frequently violated) health standard, these compliance dates are: November 1993 for AQCRs classified as "marginal" nonattainment areas, 1996 for those classified as "moderate," 1999 for "serious," 2005/7 for "severe," and 2010 for Los Angeles, the only area classified as "extreme." Sources emitting as little as five tpy of pollution may be required to adopt control techniques; these sources may include such small establishments as neighborhood dry cleaners, bakeries, and auto repair shops, or they may be other "area" sources such as woodstoves and gas stations. In areas of the country where ambient air quality meets health standards, statutory provisions for "Prevention of Significant Deterioration" will require new, expanded or modified facilities to install "Best Available Control Technology". In addition, new or modified sources in certain industrial categories nationwide must comply with "New Source Performance Standards", which EPA is required to update periodically.

      Title V provides the vehicle for EPA -- or the States to which EPA has delegated authority -- to stipulate enforceable permit conditions under which each affected source must conduct its operations. These operating permits will generally specify such parameters as temperatures and pressures, record-keeping and reporting, as well as any applicable emission limitations and required control equipment. EPA promulgated minimum requirements for state operating permit programs in July, 1992. It reproposed significant portions of that rule on August 29, 1994. Such programs (and permits issued under them) must be periodically revised to incorporate new regulations as these are promulgated. More than 34,000 "major" sources or facilities in the U.S. are estimated to require operating permits incorporating requirements of one or more CAAA titles.

      AWT clients affected by CAAA requirements include industries in segments such as: electrical generation, petroleum, petrochemical and chemical, pharmaceutical, pulp and paper, cement and rock products, food processing, primary and secondary ferrous and nonferrous metals, coating and printing, waste-to-energy and incineration, and private and governmental facilities
   such as wastewater treatment plants.   For these and other clients, AWT
   provides consulting services (for designing compliance strategies and obtaining permits), on-line process, pollution control, and monitoring equipment, as well as parts, rebuilds, service and maintenance for its own equipment and that of other suppliers.

      The Safe Drinking Water Act of 1974 directs the EPA to set drinking water standards for the estimated 57,561 community water supply systems in the United States. The 1986 reauthorization required that the EPA set maximum drinking water contamination levels for previously unregulated toxic substances and required water systems to monitor for unregulated contaminants. The legislation also requires that the EPA set criteria specifying when utilities using surface water supplies should filter their water and issue national primary drinking water regulations requiring all utilities to disinfect their water. In June 1989, the surface water treatment requirements were finalized. By June 1993, all surface water supplies were to have provided filtration and disinfection. Several communities were unable to comply with the regulatory deadline, however, and are still in need of consulting and engineering assistance. The total coliform requirements were also finalized in June 1989 and became effective on December 31, 1990. During 1990, EPA issued final regulations for primary drinking water standards for lead and copper and issued proposed standards for radionuclides. These new regulations are expected to result in significant expenditures by water systems for evaluation and, ultimately, for upgrading of many facilities.

      The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") established a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law set treatment standards for industries and wastewater treatment plants and provided federal grants to assist municipalities in complying with the new standards. According to the EPA's 1990 survey of wastewater and sewage treatment needs, as much as $149.1 billion will be needed for construction and upgrade of wastewater treatment facilities over the next 20 years. The EPA and/or delegated state agencies are placing some of these non-complying communities under enforcement schedules. In cases of non-compliance, the EPA may petition for court-ordered compliance and penalties. In 1987, the law was amended to phase out federal grants by 1991 and replace them with state revolving funds, with a commitment to provide federal money through 1994. It is presently expected that federal funding will be extended for state revolving funds.

      Key areas for which regulations have been issued include industrial wastewater pretreatment, surface water toxics control and sewage sludge disposal. The Clean Water Act requires pretreatment of industrial wastewater before discharge into municipal systems and gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges. These rules issued by the EPA will increase the need for facility upgrading and control of industrial discharges. The revised regulations tighten prohibitions against discharge of toxic wastes, and subject industries, which discharge into public sewers, to stringent controls, inspections, monitoring and testing requirements. The surface water toxics program requires states to identify waters adversely affected by toxics and propose control strategies. Also under the Clean Water Act, the EPA published, in February 1993 and amended in February 1994, a rule setting standards for the use and disposal of sludge when it is applied to land to condition the soil, is disposed on land by placing it in surface disposal sites or is incinerated. Final Stormwater regulations were issued in November 1990 and establish management requirements for municipalities serving populations over 100,000 and industries within specified categories.

      The Resource Conservation and Recovery Act of 1976 ("RCRA") provides a comprehensive scheme for the regulation of generators and transporters of hazardous waste as well as persons engaged in the treatment, storage and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated by industry until they are disposed of properly. In addition, RCRA governs the disposal of solid wastes.

      Under applicable RCRA regulations, generators who generate more than a certain amount of hazardous waste per month are required to package and label shipments of hazardous waste in accordance with detailed regulations and to prepare a manifest identifying the material and stating its destination before shipment off-site. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA, or a state agency which has been authorized by EPA to administer its state program, and must comply with certain operating, financial responsibility and closure requirements. RCRA also provides for corrective actions to remediate contamination resulting from the disposal of hazardous waste.

      Regulations issued pursuant to RCRA will significantly affect the need for the environmental treatment services in the following areas: municipal solid waste disposal, land disposal of hazardous waste, remediation of environmental contamination and management of underground storage tanks. Final regulations on municipal solid waste landfills requiring installation of leachate collection systems and groundwater monitoring and corrective action, where necessary, were issued in October 1991. Municipal solid waste landfills receiving waste on or after October 1993 will have to comply with all provisions of these regulations. Regulations establishing land disposal restrictions for hazardous waste are being published in serial form, with the second of four phases of the rule having been published in final form in September 1994. These final regulations significantly revised the land disposal restrictions program as well as included most of the characteristic hazardous wastes. Land disposal restrictions for formerly characteristic wastes managed in wastewater treatment systems whose ultimate discharge is covered by the Clean Water Act will be promulgated by January 1996. A rule outlining requirements for liners and leak detection systems for land disposal of hazardous wastes was finalized in January 1992. Proposed corrective action rules for facilities that generate, treat, store or dispose of hazardous waste were published in July 1990 and established a regulatory framework and guidelines for remedial actions. Although some of the regulations were finalized in February 1993, federal contaminant levels that will trigger corrective action have yet to be finalized. Underground storage tank regulations requiring leak detection and corrective actions were finalized in September 1988.

      Amendments to RCRA adopted in 1984 have increased the number of hazardous waste generators subject to RCRA to over 250,000 and, accordingly, have generally increased the need for professional services, assistance in obtaining permits and industrial waste control.

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") established the Superfund program to clean up hazardous waste sites and provides for penalties for noncompliance. Superfund has been interpreted to impose strict, joint and several liability on owners and operators of facilities, transporters, and persons who arrange for the disposal or treatment of hazardous substances for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Where potentially responsible parties cannot be identified, are without resources or are unresponsive, federal funds may be used. Congress has authorized $1.4 billion for Superfund through 1995. In addition, the Superfund Amendments and Reauthorization Act of 1986 established more stringent cleanup standards and accelerated mandatory schedules to ensure rapid and permanent solutions in cleaning up sites. Although Superfund reauthorization was considered in 1994, Congress adjourned before voting on it. Currently, reauthorization of Superfund is under consideration in the 1995-1996 Congress. Numerous interest groups and businesses have recommended substantial changes to Superfund. Many of the reform proposals include the elimination of retroactive liability, establishment of national clean-up standards and the exemption of certain entities from liability and state delegation or authorization of the program. However, at this time, it is too early to determine whether the law will be reauthorized and reformed in 1995-1996, what the substance of those reforms, if any, will be, and the impact of such reforms on the Company.

      The Toxic Substances Control Act of 1976 regulates the manufacture, import and production of chemical substances and bans, with limited exceptions, the manufacture, use, import and export of a class of chemicals known as polychlorinated biphenyls ("PCBs") and subjects them to a strict regime of disposal. In December 1994, the EPA proposed an amendment to its rules regarding the selection of acceptable disposal technologies for certain PCB wastes.

   In addition to federal environmental regulations, most states and many local authorities have enacted laws regulating activities affecting the environment, some of which impose stricter standards than their federal counterpart.

BONDING

   AWT is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that AWT will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. AWT is required to indemnify surety companies providing bid and performance bonds for any payments the sureties are required to make under the bonds.

   AWT and certain of its subsidiaries, including Metcalf & Eddy and PSG, obtain bid and performance bonds pursuant to two agreements with Reliance Insurance Company, United Pacific Insurance Company and Planet Insurance Company of Federal Way, Washington (collectively, the "Sureties"). The bonding agreements require that Research-Cottrell and Metcalf & Eddy satisfy certain financial tests. (See Note 9 to the Company's Consolidated Financial Statements included in ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.) As of October 31, 1994, AWT had outstanding approximately $2,300,000 in bid and $218,000,000 in performance bonds. In addition, AWT's credit facility (the "AWT Credit Agreement") with the First National Bank of Chicago ("First Chicago"), as agent bank, provides for issuance of up to $70 million of letters of credit for purposes which include direct or indirect fulfillment of bid and performance bond requirements by AWT and its subsidiaries, including Metcalf & Eddy and PSG. AWT has never forfeited a bid or a performance bond and no project sponsor has ever called and drawn upon a bond issued in support of AWT's contract obligations.

INSURANCE

   AWT currently maintains different types of insurance, including general and professional liability and property coverages. AWT believes that it presently maintains adequate insurance coverages for all of its present operational activities, except that, like other companies in its industry, AWT has been limited in obtaining additional environmental liability insurance due to increases in the cost of such coverage caused by aggressive enforcement of federal environmental regulations and legal decisions adverse to insurance carriers involving pollution damage. A successful claim or claims in an amount in excess of AWT's insurance coverage or for which there is no coverage could have a material adverse effect on AWT.

PATENTS AND TRADEMARKS

   AWT owns many trademarks and patents used in connection with its business. AWT believes that the approximately 50 patents for its Teller acid fume abatement system, approximately 20 patents for its Analect emissions monitors, approximately 15 patents for its REECO VOC control technologies and its five FGD systems patents are material to AWT's business and have competitive value. AWT's patents for its Teller system continue in effect until 1995-2003, for its Analect technology until 1995-2006 and those for its FGD systems until 1999. AWT does not believe that the expiration of any of its patents that expire in the next several years will have a material adverse effect on AWT's business. AWT has a continuing program to expand and strengthen its patent protection. Although enhanced by its patent rights, AWT believes that its ability to compete in the air pollution control market and in the water and wastewater treatment market depends primarily on its engineering, scientific and technological expertise. AWT relies on its trade names in marketing its air pollution control products and relies on the name "Metcalf & Eddy" in marketing its water and wastewater treatment and remediation services.

EMPLOYEES

   At October 31, 1994, AWT had approximately 3,600 full-time employees, of which approximately 1,800 were engineers, scientists and other professionals and approximately 700 were treatment plant operation and maintenance personnel. Approximately 250 employees of AWT, substantially all of whom are employed by Professional Services Group, are represented by various unions under several contracts. AWT considers relations with its employees to be good.

	    [The remainder of this page left blank intentionally.]



ITEM 2.   PROPERTIES

     AWT believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs. The principal physical properties of AWT are as follows:

					    Approximate Approximate
					       Square      Square
					      Footage     Footage      Lease
Location             Function                  Owned       Leased   Expiration
- --------             ---------               ----------- ----------- ----------

Branchburg, NJ       Corporate Office        89,466 on      --           --
					     46 acres

Wakefield, MA        Metcalf & Eddy Office       --        165,484       1999
Palo Alto, CA        Metcalf & Eddy Office                  17,600       2005
Sunrise, FL          Metcalf & Eddy Office                  24,979       1996
Itasca, IL           Metcalf & Eddy Office                  57,056       2003
Honolulu, HI         Metcalf & Eddy Office       --         22,333       1997
Houston, TX          PSG Corporate Office        --         13,812       1998
Santa Barbara, CA    Metcalf & Eddy Office       --          3,326       1997
New York, NY         Metcalf & Eddy Office       --          8,940       1997
Columbus, OH         Metcalf & Eddy Office       --         22,223       2004
Irvine, CA           KVB Office & Manufacturing  --         80,496       1999


	  In addition, AWT leases or owns space at approximately 61 other domestic locations and ten locations in Canada, Europe and the Middle East. AWT has no current plans or requirements for additional space. Also, AWT operates and provides services from 86 treatment facilities, two of which it owns. Since June 14, 1994, AWT has been reducing its real estate holdings and associated costs through a program of selling surplus owned real estate, subleasing surplus rented space and renegotiation of all of its principal leases.

ITEM 3.   LEGAL PROCEEDINGS

     In October 1990, a civil action was filed by the State of Hawaii in the Hawaii Circuit Court, First Circuit, in Honolulu seeking unspecified civil penalties and injunctive relief against the owner of the Hawaii Kai sewage treatment plant, East Honolulu Community Services ("EHCS"), and MEPAC Services, Inc. ("MEPAC"), for alleged violation of Hawaii statutes, regulations and the wastewater discharge permit applicable to the Hawaii Kai Plant. MEPAC is an indirect wholly-owned subsidiary of AWT and operated the Hawaii Kai plant under contract from April 1986 to June 1990. In December 1993, MEPAC'S motion to dismiss the case on jurisdictional grounds was granted by the Court. This ruling requires the State of Hawaii to pursue any claims against MEPAC by way of an administrative proceeding before the State Department of Health. In June 1994, the State of Hawaii reinstituted the penalty claims against MEPAC and EHCS in an administrative complaint issued by the State of Hawaii Department of Health. MEPAC filed an answer to this administrative complaint, raising various defenses.

     A Company-sponsored inquiry into an accidental discharge of partially-treated sewage in January 1990 uncovered a number of unauthorized discharges of sewage sludge or partially-treated sewage made in an apparently deliberate manner over several years. MEPAC promptly terminated the suspected employees, delivered its findings to federal and state authorities and commenced litigation against the ex-employees, who then filed counterclaims for wrongful discharge. The extent of the unauthorized violations has not been determined. MEPAC received no financial benefits from such discharges. The State complaint seeks civil penalties not to exceed $10,000 per day for each violation.

     On October 18, 1990, federal indictments for violations of the Clean Water Act were filed in the U.S. District Court in Honolulu, Hawaii against three former employee operators of the Hawaii Kai plant alleging a conspiracy and overt actions to intentionally discharge waste activated sludge and to conceal such acts by filing false reports. Neither AWT nor any subsidiaries or executive employees thereof were named in such indictments.

     On May 24, 1991 EHCS filed a cross complaint against MEPAC and third party complaints against M&E Pacific, Inc., a wholly owned subsidiary of Metcalf & Eddy, Inc., and two former employees of Metcalf & Eddy, Inc., seeking indemnification for any fines and penalties assessed against it as a result of the civil action by the State of Hawaii. On June 26, 1991, one of such former employees filed a cross complaint against M&E Pacific seeking indemnification. AWT has denied that either EHCS or the employee is entitled to indemnification. EHCS and MEPAC have entered into a standstill agreement with respect to certain discovery between them and filed a motion to bifurcate the trial. In January 1993, the court granted MEPAC's and EHCS's motion, so that any trial of the issues between MEPAC and EHCS will occur only after any trial of the state's case.

     On October 2, 1991, the trial on the indictments against two of the three former employees (the third former employee had entered a plea) was concluded with the jury finding the defendants guilty on a number of counts. Appeals by the employees have been taken and are pending. MEPAC's independent litigation against the former employees, and their counterclaims for wrongful discharge, have been voluntarily dismissed.

     AWT is unable to determine at this time the amount of any civil penalties for which MEPAC may be liable. After consultation with counsel and based on an assessment by senior management, AWT believes, however, that such civil penalties, if any, would not have a material adverse effect on the consolidated financial position or results of operations of AWT.

     In September 1990, Metcalf & Eddy, Inc. filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). Metcalf & Eddy's suit initially sought $27 million in damages for payment for goods and services Metcalf & Eddy sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, Metcalf & Eddy amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to Metcalf & Eddy with respect to the PRASA contract and violations of good faith and fair dealing under the contract. On December 18, 1990, Metcalf & Eddy announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

     PRASA has been withholding payments under its contract with Metcalf & Eddy. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. PRASA has denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court had stayed all proceedings (including further factual discovery and an initial trial date which had been set for May 18, 1992) pending disposition by the Supreme Court of the appeal of the procedural issue. On January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993, the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is completed. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. A Special Master has been appointed and is scheduled to issue an opinion in June 1995. The trial of this matter is scheduled to commence on July 17, 1995.

     Metcalf & Eddy disputes the findings of the PRASA audit. Metcalf & Eddy believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by Metcalf & Eddy. In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled on a separate action entitled "Colegio de Ingenieros vs. Autoridad de Acueductos y Metcalf & Eddy, Inc." which could impact Metcalf & Eddy's action against PRASA. This ruling held that certain portions of the multi-year contract between Metcalf & Eddy and PRASA were invalid as contrary to Puerto Rican law insofar as they called for the practice of engineering by Metcalf & Eddy. This action, originally filed in September 1986 by the Puerto Rico College of Engineers, an island-wide professional engineering organization, sought a declaratory judgment that the engineering design portion of Metcalf & Eddy's contract violated Puerto Rico law prohibiting corporations from practicing engineering. The Company has filed a Motion for Reconsideration that remains undecided.

     The Colegio decision complicates further what is complex commercial litigation between Metcalf & Eddy and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts before it. Because of this uncertainty, at this time AWT is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from PRASA. AWT has also consulted with counsel as to its obligations under the contract and the course of the litigation generally. Based on its consideration of all of the foregoing and the status of the litigation to date, AWT believes that Metcalf & Eddy has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of the sums due Metcalf & Eddy pursuant to the contract will be realized.

     AWT and its subsidiaries are parties to various other legal actions arising in the normal course of their businesses, some of which involve claims for substantial sums. AWT believes that the disposition of such various actions, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of AWT taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


	    [The remainder of this page left blank intentionally.]


				    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
	 EQUITY AND RELATED STOCKHOLDER MATTERS

     AWT's Class A Common stock began trading publicly on August 10, 1989 at an initial public offering price of $17.00 per share and is traded on the American Stock Exchange under the symbol AWT. On December 30, 1994, there were 687 holders of record of AWT's Class A Common Stock.

     The following table sets forth, for the fiscal periods shown, the high and low sales price for AWT's Class A Common Stock as reported on the American Stock Exchange.

				       High        Low
				       ----        ---
	      Fiscal 1993
		 First Quarter.....   $14.75      $10.50
		 Second Quarter....   $14.375     $ 9.625
		 Third Quarter.....   $14.75      $10.00
		 Fourth Quarter....   $15.25      $10.00

	      Fiscal 1994
		 First Quarter.....   $16.125     $13.00
		 Second Quarter....   $12.50      $ 7.25
		 Third Quarter.....   $10.25      $ 7.25
		 Fourth Quarter....   $9.375      $ 6.75

     On December 30, 1994, the closing price per share on the American Stock Exchange for AWT's Class A Common Stock was $6.00.

     AWT did not declare any cash dividends on its Class A Common stock during Fiscal 1993 and Fiscal 1994. Pursuant to the AWT Credit Agreement with The First National Bank of Chicago, as agent bank, AWT is prohibited from declaring or paying cash dividends on its Class A Common stock or other restricted payments, as defined, which in the aggregate are greater than $2,000,000. AWT currently intends to retain its earnings to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical financial data for AWT. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto of AWT.

									  Fiscal Years Ended October 31,
						    -----------------------------------------------------------------------------
						      1994             1993             1992            1991(2)          1990(2)
						    ---------        ---------        ---------        ---------        ---------
Income Statement Data:
Sales                                               $ 522,573        $ 575,949        $ 609,404        $ 571,080        $ 532,796
Cost of Sales                                         413,324          415,386          449,260          426,628          385,986
Selling, general and administrative expenses          138,815          123,602          139,642          134,472          106,515
Amortization of goodwill                                7,738            6,794            6,724            6,169            5,550
Unusual Charges(1)                                    145,200               --            7,000           16,000               --
						    ---------        ---------        ---------        ---------        ---------

Operating income (loss) from continuing
  operations                                         (182,504)          30,167            6,778          (12,189)          34,745
Interest income                                         1,283              797            1,276            2,553            5,285
Interest expense                                      (24,386)         (23,706)         (21,361)         (20,579)         (32,072)
Other income (expense), net                            (4,580)          (2,386)          (1,370)            (420)           1,968
						    ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item                             (210,187)           4,872          (14,677)         (30,635)           9,926
Provision for income taxes                                998               68              817            1,482            5,190
Minority interest                                        (194)              21              265              (90)           2,532
						    ---------        ---------        ---------        ---------        ---------
Income (loss) from
  Continuing operations before extraordinary
    item                                             (210,991)           4,783          (15,759)         (32,027)           2,204
  Discontinued operations                             (42,787)         (10,338)           5,723            6,132            4,301
  Extraordinary item                                   (8,000)              --               --               --          (26,490)
						    ---------        ---------        ---------        ---------        ---------
  Net loss                                           (261,778)          (5,555)         (10,036)         (25,895)         (19,985)
Earnings (loss) per share
  Continuing operations before extraordinary
    item                                                (7.68)             .20             (.63)           (1.42)             .12
  Discontinued operations                               (1.55)            (.42)             .23              .27              .23
  Extraordinary item                                     (.29)              --               --               --            (1.41)
  Loss per share                                       $(9.52)           $(.22)           $(.40)          $(1.15)          $(1.06)
						    ---------        ---------        ---------        ---------        ---------
Weighted average shares outstanding                    27,632           24,815           24,812           22,437           18,854

										      October 31,
						    -----------------------------------------------------------------------------
						      1994             1993             1992            1991(2)          1990(2)
						    ---------        ---------        ---------        ---------        ---------
Balance Sheet Data:
Working capital                                     $ (51,206)       $ 101,371        $ 113,338        $ 127,766        $ 176,544
Total assets                                          602,938          594,028          601,752          590,193          585,942
Goodwill                                              283,638          235,329          240,617          245,342          211,596
Total long-term debt                                  245,984          221,463          221,048          224,476          224,496
Stockholders' equity                                   74,381          210,314          216,447          225,785          200,922
						    ---------        ---------        ---------        ---------        ---------

(1)  See Note 3 of the Notes to Consolidated Financial Statements of the
     Company.
(2) On June 25, 1990, Metcalf & Eddy issued approximately 207,000 Shares of its Common Stock in connection with the acquisition of Petrolgroup, Inc. ("PIECO"). On July 7, 1989, the Company sold 850,000 shares of Metcalf & Eddy Common Stock in a public offering. As a result of these transactions, the Company's ownership in Metcalf & Eddy was reduced to approximately 82%. On a pro forma basis, assuming these transactions had occurred as of November 1, 1988, minority interest in affiliates would have increased $130 for the fiscal year ended October 31, 1990. The resulting pro forma net income (loss) before extraordinary items would have been $2,074 for the fiscal year ended October 31, 1990. During 1991, the Company's ownership percentage remained unchanged until October 31, 1991 when the Company completed its merger with Metcalf & Eddy.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

	 AWT was organized by an investment group including Odyssey
Partners, L.P., Allen & Company Incorporated ("Allen & Company") and affiliates of First Chicago Corporation to make a cash tender offer to purchase all of the outstanding shares of capital stock of Research-Cottrell, Inc. ("RCI") and its subsidiaries (collectively "Research-Cottrell").
The RCI acquisition was completed on July 13, 1987 ("the Acquisition").
As a result of the Acquisition, AWT incurred approximately
$250,000,000 in debt and recorded approximately $200,000,000 in goodwill. AWT's results of operations since the Acquisition have been adversely affected by the interest expense related to the Acquisition debt, which was refinanced in 1990, and the amortization of goodwill. See Financial Condition and the notes to the accompanying AWT Consolidated Financial Statements.

CGE TRANSACTION

	 On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to the Investment Agreement, pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000 and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG. As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer. See ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional information.

RESULTS OF OPERATIONS

	 AWT operates principally in three segments: Research-Cottrell, focused on designing, supplying and servicing air pollution treatment and control equipment; Metcalf & Eddy and its subsidiaries (collectively "Metcalf & Eddy") focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation; and PSG (Contract Operations), focused on the operation of water and wastewater treatment facilities. This segment reflects the merger of PSG and the Company's Metcalf & Eddy Services business units. The "other" segment primarily represents the Company's activities related to a hazardous waste transfer station.

DEMAND FOR THE COMPANY'S SERVICES AND TECHNOLOGIES

	 Demand for the Company's services and technologies arises principally from three sources:

	 -expansion of and the need for new capacity at electric generating facilities, water and wastewater treatment facilities and various industrial pollution sources, such as waste incineration and industrial process plants, which must comply with existing environmental legislation and regulations;

	 -need for maintenance, repair and rebuilding of existing pollution control equipment and facilities; and

	 -stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management as well as remediation of contaminated sites.

	 Summarized below is certain financial information relating to the core environmental business segments of the Company.



								    Fiscal Years Ended October 31
									   (in thousands)
							      --------------------------------------------
								 1994              1993             1992
							      ---------          --------         --------
Sales:
	 Research-Cottrell                                    $ 213,172          $276,584         $266,899
	 Metcalf & Eddy                                         219,106           246,824          297,836
	 PSG (Contract Operations)                               83,678            46,000           38,489
	 Other and eliminations                                   6,617             6,541            6,180
							      $ 522,573          $575,949         $609,404
Cost of Sales:
	 Research-Cottrell                                    $ 196,511          $219,734         $211,095
	 Metcalf & Eddy                                         141,757           159,532          204,241
	 PSG (Contract Operations)                               71,098            32,875           30,979
	 Other and eliminations                                   3,958             3,245            2,945
							      $ 413,324          $415,386         $449,260
Selling, General and Administrative Expenses:
	 Research-Cottrell                                    $  42,251         $  41,624         $ 42,823
	 Metcalf & Eddy                                          71,713            65,128           81,568
	 PSG (Contract Operations)                               10,226             5,983            4,477
	 Other                                                    3,464             2,847            3,678
	 Corporate (unallocated)                                 11,161             8,020            7,096
							      $ 138,815          $123,602         $139,642
Amortization of Goodwill:
	 Research-Cottrell                                   $    3,266         $   3,252         $  3,112
	 Metcalf & Eddy                                           3,483             3,078            3,148
	 PSG (Contract Operations)                                  989               464              464
							     $    7,738         $   6,794         $  6,724
Unusual Charges:
	 Research-Cottrell                                    $  81,800       $        --       $       --
	 Metcalf & Eddy                                          38,700                --            7,000
	 PSG (Contract Operations)                                5,300                --               --
	 Other                                                    4,200                --               --
	 Corporate                                               15,200                --               --
							      $ 145,200       $        --         $  7,000
Operating Income (Loss):
	 Research-Cottrell                                    $(110,656)        $  11,974         $  9,869
	 Metcalf & Eddy                                         (36,547)           19,086            1,879
	 PSG (Contract Operations)                               (3,935)            6,678            2,569
	 Other                                                   (5,005)              449             (443)
	 Corporate                                              (26,361)           (8,020)          (7,096)
							      $(182,504)        $  30,167         $  6,778

DEPENDENCE ON KEY PROJECTS/GOVERNMENT CONTRACTS

	 In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are completed, cancelled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

	 Approximately 51% of the Company's 1994 gross revenues were derived from contracts with federal, state and municipal governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

FISCAL YEAR ENDED OCTOBER 31, 1994 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 1993

	 Consolidated sales of $522,573,000 for the year ended October 31, 1994 declined from $575,949,000 in the prior comparable period. The decline is attributed to lower sales volumes in all segments, excluding PSG (Contract Operations). Sales at Research-Cottrell decreased $63,412,000 compared to the prior comparable period. The decrease was principally attributable to the level of work derived from the Company's backlog, of which lower volumes of approximately $50,525,000 were recorded primarily in Research-Cottrell's particulate and acid gas control equipment product lines, both in the United States and in Europe. The sales in the United States remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the CAAA, as well as their capital spending plans in view of the economic climate. Sales of particulate and acid gas control equipment in Europe have decreased by $15,299,000. Lower volume of $10,913,000 from Research-Cottrell's cooling tower business also contributed to the decrease. The decline in cooling tower work resulted from the Company's focus on higher margin services. Offsetting other less significant decreases was an increase of $13,977,000 in sales of the Company's continuous emission monitoring equipment product line due to equipment deliveries and start up activities for its utility clients. Metcalf & Eddy sales decreased $27,718,000 primarily from lower Peace Shield pass-through sales of approximately $15,917,000 representing direct project costs passed through to the client, reductions of $7,071,000 in its water/wastewater services and decreases of $7,546,000 in general engineering due to economic conditions affecting the Company's Hawaii International Airport program management work, offset slightly by growth in hazardous waste remediation.
PSG (Contract Operations) sales increased by $37,678,000 of which the PSG acquisition represented $35,939,000. The remainder of the increase was due to volume growth resulting from contract awards which more than offset the effects of the prior year revenues of $4,000,000 related to a claim resolution.

	 Cost of sales decreased $2,062,000 to $413,324,000 from $415,386,000 for the year ended October 31, 1994. For Research-Cottrell, cost of sales decreased by $23,223,000 to $196,511,000 primarily as a result of lower sales volume partially offset by additional costs for advanced software and field applications related to its emissions monitoring equipment ($15,200,000), additional installation and construction costs associated with particulate and acid gas control systems ($5,800,000) and chimneys ($4,600,000) as well as higher insurance costs and inventory adjustments with its cooling tower business ($2,100,000). At Metcalf & Eddy costs of sales decreased $17,775,000 to $141,757,000 primarily due to lower sales volume described above slightly offset by higher levels of subcontracted services. Of the $38,223,000 increase in PSG (Contract Operations) cost of sales, $31,842,000 resulted from the PSG acquisition with the remainder primarily due to the increased volume discussed above. The increase as a percent of sales is primarily due to a $4,000,000 resolution of an outstanding claim in 1993 and competitive market pressures in 1994.

	 Selling, general and administrative expenses of $138,815,000 increased $15,213,000 from $123,602,000 in the prior period. Selling, general and administrative expenses at Research-Cottrell, Metcalf & Eddy and the Company's other segment remained fairly constant with minor changes due to sales mix and normal inflationary impacts. Selling general and administrative expense in the PSG (Contract Operations) segment increased $4,243,000 primarily due to the PSG acquisition, increased bid and proposal activity and insurance costs. Selling, general and administrative expense in corporate primarily increased due to unallocated legal and facility costs.

	 During 1994, the Company recorded unusual charges of approximately $145,200,000. These charges relate to various cost reduction programs, new management's de-emphasis of certain product lines which provide the opportunity for a sharper focus on the Company's three core competency areas (engineering consulting, contract operations and air pollution control) and to costs directly attributable to the transactions contemplated by the Investment Agreement (as discussed more fully in Note 2).

	 Included in the charges is (a) an impaired asset valuation charge primarily related to certain businesses that no longer meet strategic objectives and are anticipated to be divested. These businesses primarily consist of the Company's cooling tower product line, and certain manufacturing operations and properties which divert management attention from the Company's core products and services provided by Research-Cottrell, Metcalf & Eddy and PSG. As a result of the anticipated divestitures, the Company recorded a $42,500,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds. Total assets of these operations approximate $62,600,000 at October 31, 1994, which includes approximately $7,800,000 for accounts receivable, $5,200,000 for costs and estimated earnings in excess of billings, $10,900,000 for inventories, $7,200,000 for property plant and equipment, $3,100,000 for other assets and $28,400,000 for goodwill. As of October 31, 1994 several divestiture negotiations were currently ongoing in addition to the sale of its natural gas compressor and power generation systems operations ("Pamco") (see Note 5) which was completed in November 1994 and reported as a discontinued operation.

	 Also included in the above charge is; (b) various termination benefits of which $4,600,000 relates to the Company's former Chairman under the terms of an employment contract which were triggered by the transactions contemplated by the Investment Agreement and include a $2,300,000 loan forgiveness, certain tax payments and other payments; (c) approximately $8,000,000 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200,000 related to the ongoing PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA (see Note 16) represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date; (e) approximately $18,500,000 of estimated costs to settle pending litigation primarily within the Metcalf & Eddy segment; (f) approximately $9,700,000 primarily to write-off substantially all of the Company's deferred software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $37,400,000 of costs and asset writedowns associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines; (h) approximately $7,700,000 for other items primarily representing revised estimates for potential insurance claims.

	 Interest income increased $486,000 primarily as a result of a
favorable tax settlement and additional notes receivables.   Interest expense
increased $680,000 primarily due to higher levels of average short-term borrowings during the current period compared to the prior period. Other expenses increased by $2,194,000 primarily as a result of adjustments to the net investments in sales type leases, loss on sale of assets, additional letters of credits and foreign exchange.

	 The Company on May 13, 1994 announced that it determined to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's 1993 fiscal year. The Company made its determination to discontinue this business after an operational review, initiated in the fourth quarter of its 1993 fiscal year, that was prompted by increasing negative cash flows during fiscal 1993. The operational review led to a more extensive investigation of, among other things, recorded financial results and internal operating controls within the asbestos abatement operations after the discovery of accounting irregularities. The Company further reported that certain members of senior management of the asbestos abatement operations had been replaced. Subsequently, for the first quarter of fiscal 1994, the asbestos abatement operations incurred a loss of $3,229,000 primarily due to revisions of estimates of costs to complete on existing contracts.

	 The Company's determination to liquidate its asbestos abatement business and take an additional charge of $35,000,000 in the second quarter of fiscal 1994 was based upon consideration of a number of factors occurring in fiscal 1994 that have caused the Company to conclude that it will be unable to realize value through the sale of the business and associated assets. The Company's efforts to sell the business on a reasonable basis were unsuccessful and, since the announcement of the Company's plans to discontinue the
business, the operations' performance continued to deteriorate.   Factors that
contributed to the declining performance include the loss of management and other personnel with the experience and skill necessary for the business to be operated profitably and without continuing negative cash flows, deteriorating margins both with respect to new project contracts and existing backlog, greater difficulties in obtaining change orders from clients, and the likelihood of further erosion of margins due to substantial increases in required workers' compensation contributions for a significant percentage of the business's employees. The $38,229,000 charge reflected in the current period consists of operating losses of $15,988,000 and an estimated loss on disposition of $22,241,000.

	 On November 18, 1994, the Company sold substantially all of the net assets of Pamco for cash. Preliminary proceeds of $11,589,000 were received during November, 1994, excluding $1,500,000 held in escrow, subject to the finalization of the closing account balance and collection of Pamco's accounts receivable. The related asset purchase agreement provides for a final purchase price based on the net asset valuation, as defined, as of the closing date. The $4,558,000 charge reflected in the current period consists of operating losses of $1,758,000 (including certain asset reserves) and an estimated loss on disposition of $2,800,000.

	 On June 14, 1994 the Company utilized a portion of the proceeds from a $125,000,000 term loan from CGE (see Note 9) to retire its 11.18% Senior Notes with The Prudential Insurance Company of America. The difference between the redemption price of $107,500,000 in cash plus unamortized debt issuance costs of $500,000 and the $100,000,000 carrying value of the debt has been recorded as an extraordinary loss.

FISCAL YEAR ENDED OCTOBER 31, 1993 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 1992

	 Consolidated sales of $575,949,000 for the year ended October 31, 1993 declined from $609,404,000 in the prior year. The decline is primarily attributed to lower sales volumes in the Metcalf & Eddy segment offset, in part, by higher sales volumes in the Research-Cottrell and PSG (Contract Operations) segments. Sales at Research-Cottrell increased $9,685,000 compared to the prior year. The increase was principally attributable to the level of work derived from the Company's backlog. Higher volumes were recorded in Research-Cottrell's emissions monitoring equipment of approximately $19,400,000 and equipment for the control of volatile organic compounds and acid gas of approximately $10,400,000. The sales volume for Research-Cottrell's other equipment product lines, primarily particulate control equipment, remain negatively impacted as customers are continuing to evaluate both compliance options and the enforcement framework related to the CAAA, as well as their capital spending plans in view of the economic climate. The Company believes there will be an improved pace of progress by the government in reducing the compliance uncertainties relative to the requirements of the CAA which have permeated the market over the last couple of years. These requirements specify various compliance deadlines between 1993 and 2000. Lower volume of $13,100,000 from Research-Cottrell's cooling tower business also offset the above increases. The decline in cooling tower work resulted from the Company's focus on higher margin services. Metcalf & Eddy sales decreased $51,012,000 primarily from lower pass-through sales of approximately $31,365,000 representing direct project costs passed through to the Company's clients, as well as a decrease of $11,000,000 due to the elimination of non-strategic service lines as the Company shifted its focus to the more profitable value-added segments of the business. The PSG (Contract Operations) segment recorded an increase in sales of $7,511,000 attributable to an increase in revenues of approximately $4,000,000 from the resolution of a claim relating to costs previously incurred at one of the Company's environmental treatment facilities and new contract awards.

	 Cost of sales decreased $33,874,000 to $415,386,000 from $449,260,000 in 1992. For Research-Cottrell, cost of sales increased by $8,639,000 to $219,734,000 primarily as a result of higher sales volume. At Metcalf & Eddy, cost of sales decreased $44,709,000 to $159,532,000 primarily due to lower sales volume described above principally in low margin pass-through sales. Cost of sales in PSG (Contract Operations) increased $1,896,000 to $32,875,000 as a result of the increased sales volume described above.

	 Selling, general and administrative expenses of $123,602,000 decreased $16,040,000 from $139,642,000 in the prior year consistent with the Company strategy for 1993 of focusing on controlling costs in line with the level of business activity and concentrating marketing activities on those opportunities with the greatest return. Selling, general and administrative expenses at Research-Cottrell decreased $1,199,000 compared to the prior-year. The decrease relates to increased focus on cost control while shifting the business focus from large utility projects to continuous emissions monitors and air-toxics control systems. Metcalf & Eddy's selling, general and administrative expenses decreased by $16,440,000. The lower level of selling, general and administrative expenses was influenced by the continuing focus on cost control and decreased overhead relating to lower volume ($8,447,000) and lower levels of selling ($2,900,000), depreciation ($2,000,000) (see Note 1) and legal expenses ($700,000). Increases in selling, general and administrative expenses for PSG (Contract Operations) were due to higher volume.

	 Operating income from continuing operations increased by $23,389,000. In 1992, operating income was adversely affected by a $7,000,000 pretax charge for costs associated with the Company's litigation with PRASA (see Note 16).

	 Interest income decreased $479,000 and interest expense increased $2,345,000 primarily as a result of lower cash balances outstanding and higher levels of short-term borrowings during 1993 compared to the prior year.

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

	 As a result of the review the Company recorded certain adjustments in the fourth quarter of fiscal 1993. The asbestos abatement operations experienced operating losses, leading to a fourth quarter loss of $13,064,000. The adjustments consisted of a $2,200,000 reversal of recorded revenues in connection with projects which were found to be non-existent and $430,000 of inflated inventory quantities. The operating losses resulted primarily from revised estimates by current management of costs to complete on certain existing contracts.

FISCAL YEAR ENDED OCTOBER 31, 1992 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 1991

	 Consolidated sales of $609,404,000 for the year ended October 31, 1992 increased $38,324,000 compared to the prior year. The increase is primarily attributable to higher sales volumes in both the Research-Cottrell and PSG (Contract Operations) segments offset, in part, by lower sales volumes in the Metcalf & Eddy segment. Sales at Research-Cottrell increased 18% or $40,986,000 compared to the prior year. The increase was attributable to higher volume in Research-Cottrell's original equipment business (approximately 85% of the increase) as well as to higher volumes during the first half of the year in the aftermarket business (approximately 15% of the increase), particularly with respect to servicing particulate equipment, cooling towers and chimneys. With the exception of emission monitoring equipment, the sales volume for Research-Cottrell's other original equipment product lines, especially in the market for control of volatile organic compounds, continues to be negatively impacted by delays in the award of contracts as customers evaluate compliance options related to the CAAA and capital spending plans in consideration of current economic conditions. The Company does not anticipate the continuation of these delays given that both utility and industrial businesses must comply with the requirements of the CAA. These requirements specify various compliance deadlines between 1993 and 2000. Metcalf & Eddy sales decreased $6,389,000 primarily due to lower pass-through sales of approximately $13,000,000 relating to the Peace Shield and PRASA projects. Excluding these projects, sales increased throughout the rest of Metcalf & Eddy. This increased volume was achieved largely by higher levels of clean-up work for the U.S. Department of Defense as well as engineering and design work primarily relating to water and wastewater treatment. The PSG (Contract Operations) segment recorded an increase in sales of $3,771,000 which was attributable to new contract awards.

	 Cost of sales increased $22,632,000 to $449,260,000 in 1992 from $426,628,000 in 1991. For Research-Cottrell, cost of sales increased by $32,722,000 to $211,095,000 primarily as a result of higher sales volumes. At Metcalf & Eddy, cost of sales decreased $12,982,000 to $204,241,000 due primarily to the lower volume described above principally in low margin pass-through sales. Cost of sales in PSG (Contract Operations) increased $2,927,000 to $30,979,000 as a result of the increased volume described above.

	 Selling, general and administrative expenses of $139,642,000 increased $5,170,000 from 1991. Increases occurred in the Research-Cottrell and Metcalf & Eddy segments influenced by increased sales volume as well as selling, general and administrative expenses related to the Company's efforts to develop and improve its market position. The increased spending to improve the Company's market position has contributed to the Company achieving a high level of new orders. Selling, general and administrative expenses for Research-Cottrell increased $4,705,000 compared to the prior year. Research-Cottrell continues to invest in marketing and product development as the group responds to business opportunities occurring and anticipated to occur as a result of the passage of the CAA. The Company believes that its array of air pollution services and technologies properly positions itself to capitalize on the compliance requirements of the CAA. The Company's ability to capitalize on the anticipated growth in the air pollution control market could have a material impact on future operating results. However, the impact of such growth in the air pollution control market on the Company's operating results in future periods will depend on the timing of contract awards. Metcalf & Eddy's selling, general and administrative expenses increased $3,843,000. The increase was offset by a reduction of approximately $1,200,000 in selling, general and administrative expenses relating to the cessation of activity on the PRASA project. The higher level of Metcalf & Eddy's selling, general and administrative expenses is influenced by the marketing of its services, particularly with respect to what it considers to be emerging.opportunities for environmental remediation work for the U.S. Departments of Defense and Energy. Similar to the air pollution control markets discussed above, the Company's ability to capitalize on the anticipated growth and the timing and amount of successful awards in these markets could have a material impact on future operating results. Decreases in selling, general and administrative expenses for the other segment were due to the effects of non-recurring costs and expenses incurred in the prior year in connection with developing municipal sludge privatization opportunities for the Company (approximately $2,000,000).

	 Operating income in 1992 was adversely affected by a $7,000,000 charge for costs associated with the Company's litigation with PRASA (see
Note 16). In 1991, operating income was adversely affected by a $16,000,000 restructuring charge which reflected a one-time charge to operations to achieve marketing leverage and operating efficiencies across all AWT operating units. The charge provided for the estimated costs to be incurred as a result of the consolidation of certain selling and administrative functions, the integration of multiple information systems, the consolidation of regional facilities, and the implementation of corporate-wide cost-reduction programs.

	 Interest income decreased $1,277,000 and interest expense increased $782,000 primarily as a result of lower cash balances outstanding and higher levels of short term borrowings during 1992 compared to the prior year. During August 1992, the Company amended terms and conditions of credit agreements with two of its primary lenders which provide for higher interest rates.

	 In the prior period, minority interest reduced the loss for the period by $90,000. This benefit related principally to the minority interest in the net loss for the period in Metcalf & Eddy Companies, Inc. With the October 31, 1991 acquisition of the shares of Metcalf & Eddy Companies Inc. not already held by AWT, this minority interest ceased to exist. Income was reduced in the current year by $265,000 by the minority interest in the net income of other affiliates.

FINANCIAL CONDITION

	 On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to the Investment Agreement, pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000 and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG. As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer. See ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional information.

	 On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000,000 term loan from CGE (see Note 9) to retire its 11.18% Senior Notes with The Prudential Insurance Company of America. The difference between the redemption price of $107,500,000 in cash plus unamortized debt issuance costs of $500,000 and the $100,000,000 carrying value of the debt has been recorded as an extraordinary loss.

	 Cash used by continuing operations for the year ended October 31, 1994 amounted to $48,222,000. In addition, during the year ended October 31, 1994 the Company's discontinued operations (primarily asbestos abatement) utilized $17,294,000 of cash, resulting in net cash used for operating activities of $65,516,000. The Company also utilized $9,445,000 of cash for capital expenditures, investments in environmental treatment facilities, software development and other investment activities during the year. Excluding the redemption of the Prudential Notes for $107,500,000 an additional $13,105,000 of cash was used for the payment of notes payable and long-term debt, and the reimbursement of a temporary $10,000,000 accounts receivable purchase facility with First Chicago, during fiscal 1994.
These cash requirements were funded principally by the transactions contemplated by the Investment Agreement.

	 The Company's principal sources of liquidity to meet short-term working capital needs, in addition to its existing cash balances ($11,021,000 at October 31, 1994) consisted of its $70,000,000 Credit
Agreement with a syndicate of banks represented by First Chicago and its $20,000,000 Accounts Receivable Purchase Agreement with First Chicago, both of which facilities expire on March 2, 1995. Under the Credit Agreement, the Company may borrow up to $40,000,000 for working capital purposes of which $19,000,000 was outstanding on October 31, 1994 (compared to $14,000,000 at October 31, 1993), with the remaining unused balance of the Credit Agreement available for Letters of Credit, of which $25,900,000 was issued and outstanding on October 31, 1994. Of these Letters of Credit outstanding $14,300,000 support foreign borrowing facilities of which $10,000,000 was borrowed on October 31, 1994. Under the Company's Account Receivable Purchase Agreement, $20,000,000 was outstanding on October 31, 1994. At October 31, 1994 the Company had $25,100,000 of additional credit capacity available under the Credit Agreement. As of January 27, 1995 the Company had an additional $1,000,000 available to it under the Accounts Receivable Purchase Agreement and $13,600,000 of additional credit capacity available to it under the Credit Agreement.

	 The Company's operating losses and other cash requirements including cash utilized through January 27, 1995, have resulted in the decreased availability of working capital under the Company's credit facilities which expire on March 2, 1995. Additional borrowings are anticipated during fiscal 1995 primarily due to the cash payments that will be made as a result of the unusual charges recorded by the Company during 1994 which is currently anticipated to be approximately $26,000,000 over the next twelve months. (See
Note 3).

	 Since its inception, the Company has historically re-negotiated or amended its credit facilities to satisfy business needs. As a result of its losses, the Company would have been in default of certain financial covenants in a number of its loan agreements. The Company has requested and has received waivers of default from its lenders.

	 On January 25, 1995, the Company received written commitments in the amount of $200,000,000 of which up to $140,000,000 will be used in a new three-year Senior Secured Credit Facility (the "New Credit Facility") with First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. The New Credit Facility will replace the Credit Agreement and the Accounts Receivable Purchase Agreement and will increases the amount of borrowings available to the Company and may be used for general corporate purposes and the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

	 Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings (approximately $80,000,000 using October 31, 1994 financial data) and bear interest at LIBOR, as defined, plus .725%. The New Credit Facility will contain certain financial and other restrictive covenants with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets and the payment of dividends or repurchase of subordinated debt. In addition, the agreement provides for CGE to maintain a minimum 40% ownership interest in the Company.

	 The Company believes that it has the ability to manage its cash needs and is currently continuing its efforts to control both its expense levels (reflected by recent internal cost control programs) as well as reducing the level of investment in customer projects. Further negotiations are continuing to be pursued with potential buyers of certain Company businesses no longer meeting strategic objectives (see Note 3). While the Company anticipates net proceeds of approximately $28,000,000 upon the sale of those businesses, the timing of receipt of those proceeds is not yet determinable except for preliminary Pamco sale proceeds of $11,589,000 received during November 1994.

	 The businesses of the Company have not historically required significant ongoing capital expenditures. For the years ended October 31, 1994, 1993 and 1992 total capital expenditures were $5,523,000 and $3,880,000 and $7,081,000, respectively. At October 31, 1994, the Company had no material outstanding purchase commitments for capital expenditures.

INFLATION

	 The Company believes that inflation and changing prices have not had, and are not expected in the near term to have, a material adverse effect on its results of operations. Significant portions of the Company's sales and the related costs result from contracts that provide for escalation recovery on labor and material costs. Many other contracts are "cost-plus" government contracts. Both types of contracts reduce the Company's exposure to the adverse effects of inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


		       INDEX TO FINANCIAL STATEMENTS


Air & Water Technologies Corporation:                                  Page

Report of Independent Public Accountants...........................      34
Consolidated Balance Sheets as of October 31, 1994 and 1993........      35
Consolidated Statements of Operations for the Years ended
      October 31, 1994, 1993 and 1992..............................      36
Consolidated Statements of Stockholders' Equity for the Years
      Ended October 31, 1994, 1993 and 1992........................      37
Consolidated Statements of Cash Flows for the Years Ended
      October 31, 1994, 1993 and 1992..............................      38
Notes to Consolidated Financial Statements.........................      39





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Air & Water Technologies Corporation:

      We have audited the accompanying consolidated balance sheets of Air & Water Technologies Corporation (a Delaware corporation) and subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air & Water Technologies Corporation and subsidiaries as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles.

      As more fully discussed in Note 16, a subsidiary of the Company entered into a contract with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") to rehabilitate PRASA's wastewater treatment system and provide related program management services. That subsidiary filed an action in the United States District Court in San Juan, Puerto Rico which, among other things, seeks to recover $37.4 million of outstanding receivables from PRASA. In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled in a separate action involving the Company's subsidiary which could impact the Company's action against PRASA pending in Federal Court. The Company believes that it has performed substantially in accordance with the terms of its contract with PRASA and that, ultimately, at least a majority of all sums due to its subsidiary pursuant to the contract will be realized. Provisions have been made in the accompanying consolidated financial statements for estimated costs and expenses associated with the litigation and revised estimates of collectibility. However, because of the uncertainty as to how the United States District Court in the PRASA case will interpret and apply the ruling of the Supreme Court of the Commonwealth of Puerto Rico to the facts before it, the Company is unable to determine with any specificity what impact the Commonwealth Court decision will have on its efforts to recover the $37.4 million from PRASA.

						/s/   ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 23, 1994
(Except with respect to paragraph
four of Note 8 as to which the
date is January 25, 1995)

		   Air & Water Technologies Corporation
			CONSOLIDATED BALANCE SHEETS
		      As of October 31, 1994 and 1993
		     (in thousands, except share data)

ASSETS                                                                                              1994                 1993
												  --------             --------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $1,435 and $1,529
  in 1994 and 1993, respectively (Note 1)                                                       $   11,021           $    7,624
  Accounts receivable, less allowance for doubtful accounts of $6,100 and
  $2,900 in 1994 and 1993, respectively (Notes 6 and 16)                                            80,534              106,720
  Costs and estimated earnings in excess of billings on uncompleted contracts
  (Note 1)                                                                                          59,250               78,657
  Inventories (Note 1)                                                                              20,405               22,283
  Prepaid expenses and other current assets                                                          7,281               17,460
  Net current assets of discontinued operations (Note 5)                                             9,825               30,333
  Total current assets                                                                             188,316              263,077
PROPERTY, PLANT AND EQUIPMENT, net (Note 1)                                                         43,013               41,853
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES
(Note 7)                                                                                            23,343               22,323
DEFERRED DEBT ISSUANCE COSTS, net (Note 1)                                                           3,507                4,084
GOODWILL, net (Notes 1, 3 and 4)                                                                   283,638              235,329
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS
(Note 5)                                                                                             6,295               11,280
OTHER ASSETS (Notes 1 and 16)                                                                       54,826               16,082
  Total assets                                                                                  $  602,938           $  594,028
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 8)                                                                $   29,000           $   28,240
  Current installments of long-term debt (Note 9)                                                      533                3,120
  Accounts payable                                                                                  50,988               51,860
  Accrued expenses (Note 3)                                                                        126,158               49,833
  Billings in excess of costs and estimated earnings on uncompleted contracts
  (Note 1)                                                                                          30,840               23,910
  Income taxes payable (Note 15)                                                                     2,003                4,743
  Total current liabilities                                                                        239,522              161,706
NON-CURRENT LIABILITIES (Note 3)                                                                    42,700                 --
LONG-TERM DEBT (Note 9)                                                                            245,984              221,463
MINORITY INTEREST IN SUBSIDIARIES                                                                      351                  545
COMMITMENTS AND CONTINGENCIES (Notes 12 and 16)
STOCKHOLDERS' EQUITY (Notes 2, 10 and 11):
  Preferred stock, par value $.01, authorized 2,500,000 shares;
  issued 1,200,000 shares in 1994; liquidation value $60,000                                            12                  --
  Common stock, par value $.001, authorized 100,000,000 shares; issued
  32,107,906 and 24,908,183 shares in 1994 and 1993, respectively                                       32                   25
  Additional paid-in capital                                                                       427,028              301,048
  Accumulated deficit                                                                             (352,580)             (89,557)
  Common stock in treasury, at cost                                                                  (108)                (108)
  Cumulative currency translation adjustment                                                           (3)              (1,094)
  Total stockholders' equity                                                                        74,381              210,314
  Total liabilities and stockholders' equity                                                    $  602,938           $  594,028

The accompanying notes to consolidated financial statements are an integral
		    part of these financial statements.


		   Air & Water Technologies Corporation
		   CONSOLIDATED STATEMENTS OF OPERATIONS
	    For the years ended October 31, 1994, 1993 and 1992
		   (in thousands, except per share data)

							     1994                1993               1992
							  ---------          ----------          ----------
SALES (Note 1)                                            $ 522,573          $ 575, 949          $ 609,404
COST OF SALES                                               413,324             415,386            449,260
							  ---------          ----------          ----------
  Gross margin                                              109,249             160,563            160,144
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                     138,815             123,602            139,642
AMORTIZATION OF GOODWILL (Note 1)                             7,738               6,794              6,724
UNUSUAL CHARGES (Note 3)                                    145,200                 ---              7,000
							  ---------          ----------          ----------
  Operating income (loss) from continuing
  operations                                               (182,504)             30,167              6,778
INTEREST INCOME                                               1,283                 797              1,276
INTEREST EXPENSE                                            (24,386)            (23,706)           (21,361)
OTHER INCOME (EXPENSE), net (Note 6)                         (4,580)             (2,386)            (1,370)
							  ---------          ----------          ----------
  Income (loss) from continuing operations
  before income taxes and minority interest                (210,187)              4,872            (14,677)
PROVISION FOR INCOME TAXES (Note                                998                  68                817
15)
MINORITY INTEREST                                              (194)                 21                265
							  ---------          ----------          ----------
  Income (loss) from continuing operations                 (210,991)              4,783            (15,759)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS (Note 5)                                         (42,787)            (10,338)             5,723
EXTRAORDINARY ITEM (Note 9)                                  (8,000)                ---                ---
							  ---------          ----------          ----------
  Net loss                                                $(261,778)         $   (5,555)         $ (10,036)
							  =========          ==========          ==========
EARNINGS (LOSS) PER SHARE (Note 1):
  Continuing operations                                   $   (7.68)         $      .20          $    (.63)
  Discontinued operations                                     (1.55)               (.42)               .23
  Extraordinary item                                           (.29)                 --                 --
							  ---------          ----------          ----------
  Net loss                                                $   (9.52)         $     (.22)         $    (.40)
							  =========          ==========          ==========

The accompanying notes to consolidated financial statements are an integral
		    part of these financial statements.

		   Air & Water Technologies Corporation
	      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	    For the years ended October 31, 1994, 1993 and 1992
		     (in thousands, except share data)


				 Common Stock         Preferred Stock
			     --------------------   -------------------
				   Class A               Class A          Additional
			     --------------------   -------------------     Paid-in     Accumulated
			       Shares      Amount    Shares      Amount     Capital       Deficit
			     ----------    ------   -------     -------   ----------   ------------
Balance, October 31,
  1991                       24,800,169      $ 25         ---     $ ---    $ 299,715     $ (73,966)
Net loss                            ---       ---         ---       ---          ---       (10,036)
Treasury stock purchases            ---       ---         ---       ---          ---           ---
Exercise of stock options        36,802       ---         ---       ---          627           ---
Grant and amortization of
  restricted stock               78,070       ---         ---       ---          265           ---
Currency translation
  adjustment                        ---       ---         ---       ---          ---           ---
			     ----------    ------   -------     -------   ----------   ------------
Balance, October 31,
  1992                       24,915,041        25         ---       ---      300,607       (84,002)
Net loss                            ---       ---         ---       ---          ---        (5,555)
Treasury stock purchases            ---       ---         ---       ---          ---           ---
Treasury stock issued               ---       ---         ---       ---          ---           ---
Exercise of stock options         1,250       ---         ---       ---           13           ---
Forfeiture and
amortization of restricted
  stock                          (8,108)      ---         ---       ---          428           ---
Currency translation
  adjustment                        ---       ---         ---       ---          ---           ---
			     ----------    ------   -------     -------   ----------   ------------
Balance, October 31,
  1993                       24,908,183        25         ---       ---      301,048       (89,557)
Net loss                            ---       ---         ---       ---          ---      (261,778)
Issuance of Common
  Stock                       7,201,500         7         ---       ---       69,933           ---
Issuance of Series A
  Preferred Stock                   ---       ---   1,200,000        12       55,513           ---
Cash dividends, Series A
  Preferred Stock                   ---       ---         ---       ---          ---        (1,245)
Grant, forfeiture and
amortization of restricted
  stock                          (1,777)      ---         ---       ---          534           ---
Currency translation
  adjustment                       ---       ---         ---       ---          ---           ---
			     ----------    ------   -------     -------   ----------   ------------
Balance, October 31,
  1994                       32,107,906       $32   1,200,000       $12    $ 427,028     $(352,580)
			     ==========    ======   =======     =======   ==========   ============


			      Class A Common        Cumulative
			      Treasury Stock         Currency
			    -------------------     Translation
			    Shares      Amount      Adjustment        Total
			    ------     --------     ------------     --------

Balance, October 31,        (56,406)    $  (62)         $  73        $225,785
  1991                          ---        ---            ---        (10,036)
Net loss                    (35,998)       (47)           ---            (47)
Treasury stock purchases        ---        ---            ---            627
Exercise of stock options
Grant and amortization of       ---        ---            ---            265
  restricted stock
Currency translation            ---        ---           (147)          (147)
  adjustment                -------     ------     ----------       --------

Balance, October 31,        (92,404)      (109)           (74)       216,447
  1992                          ---        ---            ---         (5,555)
Net loss                     (7,498)        (9)           ---             (9)
Treasury stock purchases     10,000         10            ---             10
Treasury stock issued           ---        ---            ---             13
Exercise of stock options
Forfeiture and
amortization of restricted      ---        ---            ---            428
  stock
Currency translation            ---        ---         (1,020)        (1,020)
  adjustment                -------     ------     ----------       --------

Balance, October 31,        (89,902)      (108)        (1,094)       210,314
  1993                          ---        ---            ---       (261,778)
Net loss
Issuance of Common              ---        ---            ---         69,940
  Stock
Issuance of Series A            ---        ---            ---         55,525
  Preferred Stock
Cash dividends, Series A        ---        ---            ---         (1,245)
  Preferred Stock
Grant, forfeiture and
amortization of restricted      ---        ---            ---            534
  stock
Currency translation            ---        ---          1,091          1,091
  adjustment                -------    --------     ------------     --------

Balance, October 31,        (89,902)    $ (108)         $  (3)      $ 74,381
  1994                      =======    ========     ============     ========

The accompanying notes to consolidated financial statements are an integral
		    part of these financial statements.

		   Air & Water Technologies Corporation
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
	    For the years ended October 31, 1994, 1993 and 1992
		     (in thousands, except share data)

										1994            1993            1992
									   ------------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (261,778)      $  (5,555)      $ (10,036)
   Adjustments to reconcile net loss to net cash provided by
     (used for) continuing operations-
    Discontinued operations                                                     42,787          10,338          (5,723)
    Depreciation and amortization                                               18,745          14,550          16,195
    Minority interest                                                             (194)             21             265
    Extraordinary item                                                           8,000             ---             ---
									   ------------     -----------     -----------
									      (192,440)         19,354             701
   Changes in working capital, net of effects from acquisitions -
     (Increase) decrease in current assets-
    Accounts receivable                                                         (1,307)            738           9,655
    Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                      22,230          18,064         (22,462)
    Inventories                                                                  2,271          (2,288)         (1,239)
    Prepaid expenses and other current assets                                   10,934          (3,859)          1,116
   Increase (decrease) in current liabilities-
    Accounts payable                                                            (5,712)         (5,943)         14,504
    Accrued expenses                                                            64,716         (15,859)         (3,491)
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                          5,152          (6,437)         11,829
    Income taxes                                                                (2,962)         (1,391)           (142)
   Other assets                                                                  6,196          (1,158)         (4,066)
   Other liabilities                                                            42,700             ---             ---
									   ------------     -----------     -----------
    Net cash provided by (used for) continuing operations                      (48,222)          1,221           6,405
    Net cash used for discontinued operations                                  (17,294)        (13,684)         (2,610)
									   ------------     -----------     -----------
    Net cash provided by (used for) operating activities                       (65,516)        (12,463)          3,795
									   ------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (5,523)         (3,880)         (7,081)
   Investment in environmental treatment facilities                             (1,020)         (1,712)         (2,229)
   Software development                                                         (2,659)        (10,680)            ---
   Other, net                                                                     (243)           (296)           (567)
									   ------------     -----------     -----------
    Net cash used for investing activities                                    $ (9,445)      $ (16,568)      $  (9,877)
									   ------------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of common and preferred stock                        63,194             ---             ---
   Proceeds from issuance of notes payable and long-term debt                  125,000           3,500             281
   Payments of notes payable and long-term debt                               (110,605)         (3,722)         (4,468)
   Net borrowings under line of credit                                             970          28,240             ---
   Preferred dividends                                                            (970)            ---             ---
   Stock issued under employee stock option plan                                   ---              13             627
   Change in cumulative currency translation adjustment                            891          (1,020)           (147)
   Other, net                                                                     (122)           (477)            (96)
									   ------------     -----------     -----------
    Net cash provided by (used for) financing activities                        78,358          26,534          (3,803)
									   ------------     -----------     -----------
    Net increase (decrease) in cash and cash equivalents                         3,397          (2,497)         (9,885)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 7,624          10,121          20,006
									   ------------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  11,021       $   7,624       $  10,121
									   ============     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                    $  23,853       $  23,765       $  22,195
   Cash paid during the year for income taxes                                $     976       $   2,587       $   1,769
									   ============     ===========     ===========

The accompanying notes to Consolidated Financial Statements are an integral
		    part of these financial statements.

		   Air & Water Technologies Corporation
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			     October 31, 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

	 The consolidated financial statements include the accounts of Air & Water Technologies Corporation ("AWT" or the "Company") and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in joint ventures, which are 50% or less owned, are accounted for using the equity method, while the Company's share of joint venture results of operations are included pro rata in "sales", "cost of sales" and "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Cash equivalents

	 Cash equivalents consist of investments in short-term highly liquid securities having an original maturity at the date of acquisition of three months or less and primarily include investments in bank time deposits.

Revenue recognition

	 The Company follows the practice of accruing income from long-term contracts using the percentage-of-completion method. Under this method, the Company primarily recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to the estimated total cost of the work covered by the contract, including estimated warranty and performance guarantee costs. As contracts extend over one or more years, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Estimated warranty and performance guarantee costs on completed contracts are included in accrued expenses and amounted to $16,200,000 and $2,900,000 in 1994 and 1993, respectively.

	 The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents contract costs incurred plus earned margin in excess of amounts billed and includes unbilled retentions which result from performance of work on contracts in progress in advance of billings pursuant to certain contract terms. Approximately $56,535,000 of costs and estimated earnings in excess of billings on uncompleted contracts is expected to be collected in 1995. The liability, " billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of contract costs incurred and earned margin.

	 In connection with various agreements relating to the licensing of the Company's technologies to third parties, the Company records sales for licensing and related fees as they are earned as specified under the terms of the related agreements.

Inventories

	 Inventories are stated principally at the lower of first-in, first-out cost or market. Inventories at October 31 consist of the following (in thousands):


					   1994        1993
					 -------     -------
	      Raw materials              $ 5,443     $ 4,747
	      Work in process                377         533
	      Components and parts        14,585      17,003
					 -------     -------
					 $20,405     $22,283
					 =======     =======

Property, plant and equipment

	 Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed on the straight-line method over the estimated useful lives of the assets. During 1993, the Company standardized the estimated average useful lives used by each of its subsidiaries to compute depreciation for property, plant and equipment. These changes were made to better reflect the estimated periods during which such assets remain in service. The estimated useful lives are 20 years for land improvements, 20 to 30 years for buildings and improvements and 5 to 12 years for machinery, equipment and fixtures. The revised estimated useful lives decreased 1993 depreciation expense by approximately $2,500,000. Repair and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. Property, plant and equipment at October 31 consist of the following (in thousands):

					       1994        1993
					     -------     -------
	      Land and
		 land improvements          $  6,100     $  5,910
	      Buildings and
		 improvements                 21,493       20,732
	      Machinery, equipment
		 and fixtures                 47,604       40,238
					     -------      -------
					      75,197       66,880
	      Less- Accumulated
	      depreciation and amortization  (32,184)     (25,027)
					     -------      -------
					    $ 43,013     $ 41,853
					     =======      =======
Software development costs

	 The Company had capitalized costs incurred in the development of certain software elements to be sold for use with its emission monitoring equipment. In accordance with Statement of Financial Accounting Standards No. 86, capitalization begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization was computed as the ratio of current sales over anticipated future sales of emission monitoring systems over a five year period.

  As more fully described in Note 3, approximately $9,700,000 of unamortized capitalized software costs were written off during the period ended October 31, 1994 and the remaining amounts are not significant.

Amortization

	 Goodwill is being amortized over 40 years under the straight-line method. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business operation's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable (see Note 3). Accumulated amortization of goodwill was $44,717,000 and $36,979,000 at October 31, 1994 and 1993. Deferred debt issuance costs are amortized over the life of the related debt utilizing the effective interest method. Amortization of deferred debt issuance costs for the periods ended October 31, 1994, 1993 and 1992 was $199,000, $520,000, and
$219,000, respectively.

Earnings (loss) per share

	 The earnings (loss) per share was computed by dividing the net income (loss) after preferred dividends by the weighted average number of common shares outstanding each period. The weighted average number of shares outstanding were 27,632,000 in 1994, 24,815,000 in 1993, and
24,812,000 in 1992. Common Stock Equivalents (stock options) and the Company's 8% Convertible Notes have not been included in the earnings
(loss) per share calculation since the effect is antidilutive.

Reclassifications

	 Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform to the 1994 presentation.


(2)  CGE TRANSACTION:

	 On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to an Investment Agreement dated as of March 30, 1994 (the "Investment Agreement"), among AWT, Compagnie Generale des Eaux, a French corporation and AWT's largest shareholder ("CGE"), and Anjou International Company, a Delaware corporation and a wholly-owned subsidiary of CGE ("Anjou"), pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of Professional Services Group, Inc., a Minnesota corporation, and 2815869 Canada, Inc., a Canadian corporation (hereinafter collectively "Professional Services Group" or "PSG"). As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer.

	 In connection with the Investment Agreement, the Company incurred fees and expenses of approximately $9,800,000, including $7,750,000 payable to Allen & Company for financial advisory services. The estimated fees and expenses have been allocated to the PSG acquisition ($4,875,000), preferred stock issuance ($4,475,000), common stock issuance ($400,000) and a term loan from CGE ($50,000).


(3)  UNUSUAL CHARGES:

	 During 1994, the Company recorded unusual charges of approximately
$145,200,000.   These charges relate to various cost reduction programs, new management's deemphasis of certain product lines which provide the opportunity for a sharper focus on the Company's three core competency areas; engineering consulting, contract operations and air pollution control and to costs directly attributable to the transactions contemplated by the Investment Agreement (as discussed more fully in Note 2).

	 The unusual charges consist of the following (in millions):


					   Charges to Operations
					   ---------------------
					     1994        1992
					    ------       ----
	Impaired asset
	Valuation charge                    $ 42.5       $ --
	Termination benefits                  10.2         --
	Excess facility charge                 8.0         --
	PRASA                                 11.2        7.0
	Pending litigation                    18.5         --
	Capitalized software costs             9.7         --
	Claims, warranties & other            37.4         --
	Insurance & other                      7.7         --
					    ------       ----
	Total unusual charges               $145.2      $ 7.0
					    ======       ====

	 The reserves to be utilized in future periods are included in the allowance for doubtful accounts ($2,900,000), inventory ($800,000), other assets ($200,000), accrued expenses ($71,700,000) and non-current liabilities ($37,900,000) at October 31, 1994.

	 Included in the above charges is (a) an impaired asset valuation charge which primarily relates to certain businesses that no longer meet strategic objectives and are anticipated to be divested. These businesses primarily consist of the Company's cooling tower product line, and certain manufacturing operations and properties which divert management attention from the Company's core products and services provided by Research-Cottrell, Metcalf & Eddy and PSG. Sales from these non-core businesses were approximately 7%, 9% and 10% of total Company sales for the periods ending October 31, 1994, 1993 and 1992. As a result of the anticipated divestitures, the Company recorded a $42,500,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds. Total assets of these operations approximate $62,600,000 at October 31, 1994, which includes approximately $7,800,000 for accounts receivable, $5,200,000 for costs and estimated earnings in excess of billings, $10,900,000 for inventories, $7,200,000 for property plant and equipment, $3,100,000 for other assets and $28,400,000 for goodwill. As of October 31, 1994 several divestiture negotiations were currently ongoing in addition to the sale of Pamco (see
Note 5) which was completed in November 1994 and reported as a discontinued operation.

	 Also included in the above charges are; (b) various termination benefits of which $4,600,000 relates to the Company's former Chairman under the terms of an employment contract which were triggered by the CGE
Transaction and include a $2,300,000 loan forgiveness, certain tax payments and other payments; (c) approximately $8,000,000 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200,000 related to the ongoing PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA (see Note 16) represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date; (e) approximately $18,500,000 of estimated costs to settle pending litigation primarily within the Metcalf & Eddy segment; (f) approximately $9,700,000 primarily to write-off substantially all of the Company's capitalized software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $37,400,000 of costs and asset writedowns associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines; (h) approximately $7,700,000 for other items primarily representing revised estimates for potential insurance claims.

(4)  ACQUISITIONS:

	 In connection with the transactions contemplated by the Investment Agreement, the Company on June 14, 1994 acquired CGE's PSG water/wastewater management subsidiary. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of PSG have been included in the consolidated operating results since the date of acquisition. The purchase price of $70,215,000 is based upon 6,701,500 shares of common stock issued in exchange for PSG valued at the quoted market price at the date of issuance ($65,340,000) plus $4,875,000 of estimated acquisition costs. The purchase price was assigned to tangible assets of $26,072,000 and liabilities of $11,907,000 acquired at an estimate of their fair value. The excess of purchase price over PSG's tangible net assets acquired of $56,050,000 has been recorded as goodwill and is being amortized over 40 years.

	 The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if PSG had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments such as: amortization of goodwill and the related income tax effects (in thousands, except per share data):

						  Year Ending Oct. 31
					    --------------------------------
						 1994              1993
					      (Unaudited)       (Unaudited)
					    ---------------    -------------
Sales                                         $ 578,178         $653,549
Income (loss) from continuing operations       (209,146)           6,037
Net income (loss)                              (260,737)          (4,390)

Earnings (loss) per share:
 Continuing operations                            (6.53)             .19
 Net loss                                     $   (8.14)        $   (.14)

	 The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.


(5)  DISCONTINUED OPERATIONS:

Asbestos Abatement

	 The Company on May 13, 1994 announced that it had determined to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's 1993 fiscal year. The Company made its determination to discontinue this business after an operational review, initiated in the fourth quarter of its 1993 fiscal year, that was prompted by increasing negative cash flows during fiscal 1993. The operational review led to a more extensive investigation of, among other things, recorded financial results and internal operating controls within the asbestos abatement operations after the discovery of accounting irregularities. The Company further reported that certain members of senior management of the asbestos abatement operations had been replaced. Subsequently, for the first quarter of fiscal 1994, the Company reported that the asbestos abatement operations incurred a loss of $3,229,000 primarily due to revisions of estimates of costs to complete on existing contracts.

	 The Company's determination to liquidate its asbestos abatement business and take an additional charge in the second quarter of fiscal 1994 was based upon consideration of a number of factors occurring in fiscal 1994 that have caused the Company to conclude that it will be unable to realize value through the sale of the business and associated assets. The Company's efforts to sell the business on a reasonable basis were unsuccessful and, since the announcement of the Company's plans to discontinue the business, the operations' performance continued to deteriorate. Factors that contributed to the declining performance include the loss of management and other personnel with the experience and skill necessary for the business to be operated profitably and without continuing negative cash flows, deteriorating margins both with respect to new project contracts and existing backlog, greater difficulties in obtaining change orders from clients, and the likelihood of further erosion of margins due to substantial increases in required workers' compensation contributions for a significant percentage of the business's employees.

	 Sales applicable to this business were $48,696,000, $59,218,000 and $46,238,000 for the periods ended October 31, 1994, 1993 and 1992. Other selected financial data from this business are as follows (in thousands):

				     1994           1993         1992
				  ---------      ---------      -------
Operating income (loss)           $ (15,988)     $ (10,108)     $ 3,994
Loss on disposition                 (22,241)             0            0
				  ---------      ---------      -------
Total income (loss)                 (38,229)       (10,108)       3,994

Depreciation and amortization           716            944          617
Changes in working capital           15,627         (7,229)      (4,134)
Goodwill write-off                    4,425              0            0
Capital expenditures                      0           (874)      (1,043)
Payment of long-term debt              (367)          (130)         (96)
Other, net                              368           (211)         (74)
				  ---------      ---------      -------
Net cash flow                     $ (17,460)     $ (17,608)     $  (736)
				  =========      =========      =======

Pamco

	 On November 18, 1994, the Company sold substantially all of the net assets of its natural gas compressor and power generation systems operations ("Pamco") for cash. Preliminary proceeds of $11,589,000 were received during November, 1994, excluding $1,500,000 held in escrow, subject to the finalization of the closing account balances and collection of Pamco's accounts receivable. The related asset purchase agreement provides for a final purchase price based on the net assets valuation, as defined, as of the closing date.

	 Sales applicable to this business were $40,025,000, $54,428,000 and $63,545,000 for the periods ended October 31, 1994, 1993 and 1992. Other selected financial data from this business are as follows (in thousands):


				     1994           1993         1992
				  ---------      ---------      -------
Operating income
   (loss)                          $ (1,758)     $    (230)     $ 1,729
Loss on disposition                  (2,800)             0            0
				  ---------      ---------      -------
Total income (loss)                  (4,558)          (230)       1,729
Depreciation and amortization           430            599          531
Changes in working capital            4,881          3,616       (3,330)
Capital expenditures                   (209)        (1,308)      (1,064)
Payment of long-term
  debt                                 (369)          (483)         733
Other, net                               (9)         1,730         (473)
				  ---------      ---------      -------
Net cash flow                     $     166      $   3,924      $(1,874)
				  =========      =========      =======

(6)  ACCOUNTS RECEIVABLE:

	 As of October 31, 1994 and 1993, accounts receivable included balances of $3,688,000 and $4,906,000, respectively, billed to customers under retainage provisions of long-term contracts. Substantially all of the retainage in accounts receivable as of October 31, 1994 is expected to be collected in 1995.

	 Through an accounts receivable purchase agreement with First National Bank of Chicago ("First Chicago"), the Company at its option may sell up to $20,000,000 of eligible accounts receivable on an ongoing basis to First Chicago until expiration of the agreement on March 2, 1995. This agreement was temporarily increased by $10,000,000 through June 15, 1994. As needed, the Company replaces accounts receivable previously sold when they are collected. On average, the Company had approximately $20,846,000 of accounts receivable outstanding under this agreement during 1994. Sales of accounts receivable under the agreement are subject to limited recourse. As of October 31, 1994 and 1993, $20,000,000 of accounts receivable were outstanding under the agreement and, accordingly, excluded from accounts receivable.

	 The difference between the proceeds received upon the sale of accounts receivable and the net carrying value of such receivables has been reflected as a loss. Such losses have been included in other expense and amounted to approximately $1,308,000, $1,320,000, and $1,026,000, for the
periods ended October 31, 1994, 1993 and 1992, respectively.


(7)  INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES:

	 The Company has designed and constructed environmental treatment facilities for certain governmental entities (the "entities"). The cost of these facilities was primarily funded through the issuance of tax-exempt Industrial Revenue Bonds by the entities, the proceeds of which were loaned to the Company. The entities have entered into long-term service agreements with the Company which transfers to them substantially all risks of ownership and which will generate sufficient revenues to service the debt and return the Company's investment. Accordingly, these transactions have been accounted for as sales-type leases. Consistent with the definition of a legal right of offset (the related agreements provide for a net settlement of the obligations between the parties, and the revenues referred to above are legally assigned to payment of debt service), neither the facilities nor the associated debt (approximately $32,365,000 and $33,469,000 at October 31, 1994 and 1993,
respectively) are reflected in the accompanying consolidated balance sheets. These agreements provide for various performance guarantees by the Company. Construction has been completed on all of these facilities and all are operational. Management believes that the Company will continue to maintain the stipulated performance guarantees.

	 During 1993, the long-term service agreement between the Company and certain governmental entities relating to one of its treatment facilities was amended. The amended agreement provided for an estimated settlement of $4,000,000 of outstanding claims for which costs had previously been incurred, the refinancing of the project's outstanding debt and related financing of $3,500,000 for the enhancement and expansion of the facility to improve the project's operating performance (see Note 9). The above settlement of claims was recorded as revenue in 1993.


	 The net investment in these sales-type leases consists of the following at October 31 (in millions):

					      1994          1993
					    -------       -------
Future minimum lease
    payments                                $ 47.6        $ 49.2
Expected residual value                        9.3           9.3
Unearned income                               (5.6)         (5.5)
					    ------        ------
Net investment in leases                      51.3          53.0
Offset- nonrecourse debt
    of $32.4 million and
    $33.5 million, respectively,
    in 1994 and 1993, net of
    available funds in hands
    of trustee                               (28.0)        (30.7)
					    ------        ------
					    $ 23.3        $ 22.3
					    ======        ======

	 At October 31, 1994, minimum lease payments to be received, net of executory costs for the five succeeding fiscal years, are as follows (in thousands):


			      1995     $1,788
			      1996      1,879
			      1997      1,864
			      1998      1,838
			      1999      1,925


(8)  FINANCING ARRANGEMENTS:

	 In September 1990, the Company entered into a Credit Agreement ("the Credit Agreement') with First Chicago as agent for a syndicate of three banks. The total line available under the Credit Agreement is $70,000,000, which may be used for working capital loans and letters of credit to be used for general corporate purposes. Of the total commitment, no more than $40,000,000 may be used for working capital loans.

	 Working capital loans bear interest payable quarterly. At the option of the Company, working capital loans bear interest at a floating rate (corporate base rate, as defined, plus 1.5%, up to $30,000,000 in borrowings and 2.0% above such amount) or a fixed rate (LIBOR, as defined, plus 2.5%, up to $30,000,000 in borrowings and 3.0% above such amount). At October 31, 1994, the Company had short-term borrowings outstanding of $29,000,000 under the total facility and an unused line of approximately $25,100,000 under the total facility. The average daily balance on all short-term loans outstanding under the facility was approximately $34,810,000, $26,407,000, and $11,336,000 in 1994, 1993 and 1992, respectively, at a weighted average interest rate of approximately 7.7%, 6.6%, and 6.3% in 1994, 1993 and 1992, respectively. The maximum month-end short-term loan balance outstanding under the facility was $50,018,000, $33,791,000 and $20,000,000 in 1994, 1993 and 1992, respectively.

	 The gross amount of proceeds from and repayments of working capital borrowings under the Credit Agreement consists of the following (in thousands):

			       1994           1993            1992
			    ---------      ---------       ---------
    Borrowings              $ 213,535      $ 196,240       $ 124,500
    Repayments               (212,565)      (168,000)       (124,500)
			     --------       --------        --------
    Net                     $     970      $  28,240       $       0
			     ========       ========        ========

	 The Credit Agreement and the Account Receivable Purchase Agreement (see Note 6) expire by their terms on March 2, 1995. On January 25, 1995, the Company received written commitments in the amount of $200,000,000 of which up to $140,000,000 will be used in a new three-year Senior Secured Credit Facility with First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. The New Credit Facility will replace the Credit Agreement and the Accounts Receivable Purchase Agreement and will increase the amount of borrowings available to the Company and may be used for general corporate purposes and the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

	 Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings (approximately $80,000,000 using October 31, 1994 financial data) and bear interest at LIBOR, as defined, plus 0.725%. The New Credit Facility will contain certain financial and other restrictive covenants, with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets and the payment of dividends or repurchase of subordinated debt. In addition, the agreement provides for CGE to maintain a minimum 40% ownership interest in the Company.

(9)  LONG-TERM DEBT:

	 The Company's long-term debt consists of the following at October 31 (in thousands):

								1994           1993
							      --------       --------
Term loan from CGE                                            $125,000       $    ---
10.48% to 11.18% Senior Notes due September 18, 2000               ---        100,000
8% Convertible Subordinated Debentures due May 15, 2015        115,000        115,000
8.5% Note due July 1, 2007 (Note 7)                              3,400          3,500
Real estate mortgage loans at 8.75% in 1994                      2,899          5,045
Other                                                              218          1,038
							      --------       --------
							       246,517        224,583
Less current installments of long-term debt                       (533)        (3,120)
							      --------       --------
Long-term debt                                                $245,984       $221,463
							      ========       ========

	 The $125,000,000 term loan from CGE is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by AWT, plus 125 basis points, as defined, and has a final maturity of June 15, 2001. The term loan contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. The Company has obtained waivers relating to violations of certain financial covenants under the CGE term loan and the bonding agreement (see Note 16) through November 1, 1995.

	 On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000,000 CGE term loan to retire its 11.18% Senior Notes with The Prudential Insurance Company of America. The difference between the redemption price of $107,500,000 in cash plus unamortized debt issuance costs of $500,000 and the $100,000,000 carrying value of the debt has been recorded as an extraordinary loss. The Company paid approximately $1,857,000 to CGE as interest on the term loan during Fiscal 1994.

	 During 1990, the Company completed the public offering of $115,000,000 of 8% Convertible Subordinated Debentures. Interest on the debentures is payable semiannually. The debentures are redeemable in whole or in part at the option of the Company at any time on or after May 15, 1994, at a redemption price of 104.8% of the principal amount in 1993 reducing to 100% of the principal amount in 2000, together with accrued interest to the redemption date. The debentures require equal annual sinking fund payments beginning May 15, 2000, which are calculated to retire 75% of the debentures prior to maturity. The debentures are convertible into shares of Class A Common Stock at a conversion price of $30.00 per share.

	 The aggregate net book value of property securing long-term debt obligations was approximately $10,800,000 as of October 31, 1994.

	 The aggregate maturities of long-term debt are as follows (in thousands):

		       Fiscal Year
		       -----------
			  1995          $    533
			  1996               364
			  1997               378
			  1998               398
			  1999               440
			 Thereafter      244,404

(10)  COMMON AND PREFERRED STOCK:

	 The Company has authorized 2,500,000 shares of Preferred Stock which the Board of Directors may allocate to any class or series of preferred stock and determine the relative rights and preferences for each class or series designated.

	 As discussed in Note 2, the Company issued 1,200,000 shares of its 5.5% Series A Convertible Exchangeable Preferred Stock for $60,000,000. At the option of the Company, this Preferred Stock is exchangeable for the Company's 5.5% Convertible Subordinated Notes with a maturity of 10 years from the date of issuance of such notes at $50 per share. Such notes and Preferred Stock are convertible at $12.50 per share into shares of Class A Common Stock, subject to adjustments as defined.

	 Each holder of outstanding shares of Common Stock at the date of the Company's initial public stock offering in August 1989 is subject to an Amended and Restated Stockholder Agreement dated June 13, 1989 (the "Stockholder Agreement"), by and among the Company and such shareholders. This agreement grants certain demand registration rights to Institutional Investors (as defined) and certain piggy-back registration rights to all stockholders with respect to the Common Stock. Unless terminated earlier by the written consent of at least 70% of the stockholders, the Stockholder Agreement expires on July 13, 1997.

(11)  STOCK OPTION AND PURCHASE PLANS:

	 Under the Company's employee stock purchase plan (the "Stock Purchase Plan"), officers and other key employees may be granted the right to purchase up to 1,000,000 shares of the Company's Class A Common Stock. The Compensation Committee of the Board of Directors determines the purchase price of shares issuable under the Stock Purchase Plan. At October 31, 1994 and 1993, approximately 232,000 shares of Class A Common Stock were available for sale under the Stock Purchase Plan.

	 The Company established its stock option and restricted stock award plan (the "Plan") in 1989 under which incentive stock options and nonqualified stock options may be granted to purchase shares of Common Stock of the Company and restricted shares of Common Stock of the Company may be awarded. The Plan authorizes the granting of stock options and restricted stock awards for up to an aggregate of 2,892,735 shares of Class A Common Stock of the Company. Options and restricted stock awards granted may not be exercised or vest during the first year after grant but, thereafter, 25% of the shares granted become exercisable or vest on the first through fourth anniversaries of grant. The following is a summary of certain information pertaining to options under the Plan.


			     1994         1993         1992
			  ---------    ---------     --------
Outstanding November 1    2,350,152    1,637,406      856,797
    Granted                 560,200      963,900      972,900
    Exercised                    --       (1,250)     (36,802)
    Forfeited              (619,005)    (249,904)    (155,489)
Outstanding October 31    2,291,347    2,350,152    1,637,406

At October 31
    Exercisable           1,816,847      732,487      494,223

    Options and
    restricted stock
    available for
    grant                   470,034      411,952    1,124,530

    Option price range
    per share-
    Outstanding              $ 7.38       $10.50       $10.50
			       to           to           to
			     $31.43       $31.43       $31.43
    Exercised                 $  --       $10.50       $14.57
							 to
						       $19.13

	 In December 1991, the Company granted 78,070 restricted shares to its employees in accordance with the terms of the Plan described above at the then prevailing marketprice of the Company's Common Stock of $18.50. The aggregate fair market value of the shares granted was recorded as unearned compensation expense and amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity and $534,000, $428,000 and $265,000 was amortized to expense during the years ended October 31, 1994, 1993 and 1992.

(12)  BENEFIT PLANS:

	 The Company maintains profit sharing plans providing for annual discretionary Company contributions which are fixed by the Board of Directors based on the performance of the applicable employee group. Company contributions and forfeitures are allocated among the participants' accounts on the basis of each participant's base salary. All full-time regular employees who meet minimum age (21) and service requirements participate. Participants' accounts vest at a rate of ten percent for the first four years and twenty percent for the next three years of continuous service. No contributions to profit sharing plans were made for the years ended October 31, 1994, 1993 and 1992.

	 Certain employees retiring from the Company between the ages of 55 and 62 who have rendered the requisite number of years of service (generally 25 years) are entitled to postretirement health care coverage. These benefits are subject to deductibles, copayment provisions and other limitations. The Company reserves the right to change or terminate the benefits at any time. The total cost of these postretirement benefits charged to the results of operations was $352,000, $286,000, and $380,000 for 1994, 1993 and 1992,
respectively.

	 During 1994, the Company adopted the Financial Accounting Standards Board pronouncement on accounting for postretirement benefits. The Company is amortizing the catch-up effect over participants' future service periods and as a result the new prescribed accounting for postretirement benefits has not had a significant effect on the Company's reported consolidated financial position and results of operations in fiscal 1994.

(13)  INVESTMENTS IN JOINT VENTURES:

	 The Company, in the normal conduct of its subsidiaries' business, has entered into certain partnership arrangements, referred to as "joint ventures," for engineering and program management projects. A separate joint venture is established with respect to each such project. The joint venture arrangements generally commit each venturer to supply a predetermined proportion of the engineering labor and capital, and provide each venturer a predetermined proportion of income or loss. Each joint venture is terminated upon the completion of the underlying project. Summary financial information for joint ventures follows (in thousands):

			      1994            1993
			   --------         --------
Financial position as
    of October 31-
    Current assets         $ 61,472         $ 61,719
    Current liabilities      55,134           54,114
			    -------           ------
			   $  6,338         $  7,605
			    =======           ======


			      1994        1993         1992
			   --------     --------     --------
Operations for the
  years ended October 31-

    Sales                  $ 76,230     $122,548     $162,195
    Cost of sales            60,655      101,127      137,317
    General and
      administrative
      expenses                9,811       11,730       12,687
			   --------     --------     --------
    Income                 $  5,764     $  9,691     $ 12,191
			   ========     ========     ========


Company share of
  joint ventures for the
  years ended October 31-

    Sales                  $ 33,151     $ 49,788     $ 70,867
    Cost of sales            26,232       40,385       59,075
    General and
     administrative
     expenses                 4,467        5,448        6,378
			   --------     --------     --------
    Income                 $  2,452     $  3,955     $  5,414
			   ========     ========     ========

Investment as of
    October 31             $    681     $  2,275     $  2,841
			   ========     ========     ========


	 The Company's share of joint venture income presented above includes general and administrative expenses incurred by the joint venture. General and administrative expenses incurred by the Company attributable to the management and administration of the joint ventures are not included.

	 The Company's investment in joint ventures includes capital contributed to the joint ventures and the Company's share of undistributed earnings (included in other assets). In addition, the Company had receivables from the joint ventures totaling $3,558,000 and $2,783,000 at October 31, 1994 and 1993, respectively, related to current services provided by the Company to the joint ventures.

	 The data presented above primarily represents Metcalf & Eddy's investment in a 43%-owned joint venture with CRSS Inc., providing services to the U.S. Air Force in Saudi Arabia.

(14)  BUSINESS SEGMENTS AND GEOGRAPHIC DATA:

	 The Company currently generates substantially all of its revenues from environmental treatment and related services.

	 Research-Cottrell services include the initial analysis of air/thermal pollution problems, consultation, design and installation of the appropriate treatment technologies including electrostatic precipitators, fabric filters, chimneys, cooling towers, dry emission control systems, continuous emission monitors and thermal oxidizers. Additionally, this segment provides parts, repairs, service and maintenance for its and others installed equipment base.

	 Metcalf & Eddy provides a comprehensive range of water related services, including treatment process design and on-site and off-site remediation of environmental contamination. Gross sales to federal, state and municipal governmental agencies totaled 80%, 72%, and 76% of Metcalf & Eddy's gross sales in the years ended October 31, 1994, 1993 and 1992, respectively.

	 PSG (Contract Operations) provides complete services for the operations, maintenance and management of treatment facilities in the various water and wastewater, and sludge and biosolids waste management markets. Gross sales are primarily to municipal government agencies.

	 The Company's other activities are primarily related to its hazardous waste transfer station which is currently held for sale.

	 Sales between segments are included within the segment recording the sales transaction and eliminated for consolidation purposes. Operating profit by segment is total operating revenue less operating expenses and amortization of goodwill. Unallocated corporate expenses includes administrative costs not allocable to a specific segment. Identifiable assets are those assets used by each segment in its operation. Corporate assets primarily include cash, fixed assets, net assets from discontinuated operations and deferred debt issuance costs.

	 Sales and identifiable assets of foreign operations as of and for the years ended October 31, 1994, 1993 and 1992 were less than 10% of consolidated assets and sales. In addition, sales to the federal government represented approximately 15%, 17%, and 18% of consolidated sales in the years ended October 31, 1994, 1993 and 1992.

	 Information by business segment is as follows (in thousands):

						     Metcalf     PSG (Contract          Unallocated
				Research-Cottrell     & Eddy      Operations)   Other   Corporate    Eliminations   Consolidated
				-----------------    -------     -------------  -----  -----------   -------------  ------------
For the year ended
  October 31, 1994
   Sales                        $ 213,172          $ 219,106      $ 83,678      $ 6,617   $     --     $    --        $ 522,573
   Costs and expenses             238,762            213,470        81,324        7,422      11,161         --          552,139
   Amortization of goodwill         3,266              3,483           989           --          --         --            7,738
   Unusual charges                 81,800             38,700         5,300        4,200      15,200         --          145,200
				---------          ---------      --------      -------     --------    ------        ---------
    Operating loss             $(110,656)          (36,547)         (3,935)      (5,005)    (26,361)       --          (182,504)
   Interest income                   304               232             555           --         192        --             1,283
   Income expense                   (726)             (303)            (29)         (10)    (23,412)       94*          (24,386)
   Other income (expense)           (818)           (2,665)           (329)          (0)       (768)                     (4,580)
			       ---------         ---------        --------      -------    --------    ------         ---------
    Income (loss) before
    income tax                 $(111,896)         $(39,283)       $ (3,738)     $(5,015)   $(50,349)   $   94         $(210,187)
			       =========         =========        ========      =======    ========    ======         =========
Identifiable assets as of
  October 31, 1994             $ 217,460         $ 205,589        $133,885      $ 6,769    $ 39,235    $   --         $ 602,938
			       =========         =========        ========      =======    ========    ======         =========
Depreciation and amortization  $   1,795         $   2,188        $    580      $   526    $  1,122    $   --         $   6,211
			       =========         =========        ========      =======    ========    ======         =========
Capital expenditures           $   1,026         $   2,069        $  1,095      $   293    $  1,040    $   --         $   5,523
			       =========         =========        ========      =======    ========    ======         =========

For the year ended
  October 31, 1993
   Sales                       $ 276,584         $ 246,824        $ 46,000      $ 6,541    $     --    $   --         $ 575,949
   Costs and expenses            261,358           224,660          38,858        6,092       8,020        --           538,988
   Amortization of goodwill        3,252             3,078             464           --          --        --             6,794
			       ---------         ---------        --------      -------    --------    ------         ---------
   Operating income (loss)        11,974            19,086           6,678          449      (8,020)       --            30,167
   Interest income                   407               133              48            9         200        --               797
   Interest expense                 (494)           (1,389)            (90)         (31)    (22,857)    1,155*          (23,706)
   Other income (expense)           (525)           (1,548)            147           --        (460)       --            (2,386)
			       ---------         ---------        --------      -------    --------    ------         ---------
   Income (loss) before
   income tax                  $  11,362         $  16,282        $  6,783      $   427    $(31,137)   $1,155         $   4,872
			       =========         =========        ========      =======    ========    ======         =========
   Identifiable assets as of
   October 31, 1993            $ 250,039         $ 225,951        $ 38,305      $ 7,757    $ 71,976    $   --         $ 594,028
			       =========         =========        ========      =======    ========    ======         =========
   Depreciation and
   amortization                $   1,305         $   2,261        $    201      $   570    $   (422)   $   --         $   3,915
			       =========         =========        ========      =======    ========    ======         =========
   Capital expenditures        $   1,760         $   1,714        $     47      $    90    $    269    $   --         $   3,880
			       =========         =========        ========      =======    ========    ======         =========
For the year ended
  October 31, 1992
   Sales                       $ 266,899         $ 297,836        $ 38,489      $ 6,180    $     --    $   --         $ 609,404
   Costs and expenses            253,918           285,809          35,456        6,623       7,096        --           588,902
   Amortization of goodwill        3,112             3,148             464           --          --        --             6,724
   Unusual charge                     --             7,000              --           --          --        --             7,000
				---------         ---------        --------      -------    --------    ------         ---------
   Operating income (loss)         9,869             1,879           2,569         (443)     (7,096)       --             6,778
   Operating income (loss)         9,869             1,879           2,569         (443)     (7,096)       --             6,778
   Interest income                   466                74              50           31         655        --             1,276
   Interest expense                 (530)           (2,452)            (70)         (20)    (20,038)    1,749*          (21,361)
   Other income (expense)           (997)           (1,347)             130           --         844        --           (1,370)
				---------         ---------        --------      -------    --------    ------         ---------
   Income (loss) before
   income tax                   $   8,808         $ (1,846)        $  2,679      $  (432)   $(25,635)   $1,749        $ (14,677)
				=========         =========        ========      =======    ========    ======        =========
   Identifiable assets as of
   October 31, 1992             $ 250,577         $ 224,352        $ 47,554      $ 9,218    $ 70,051    $   --        $ 601,752
				=========         =========        ========      =======    ========    ======        =========
   Depreciation and
   amortization                 $   2,091         $   3,521        $    216      $   637    $    671    $   --        $   7,136
				=========         =========        ========      =======    ========    ======        =========
   Capital expenditures         $   2,971         $   3,131        $    265      $   254    $    460    $   --        $   7,081
				=========         =========        ========      =======    ========    ======        =========

* Represents intercompany interest income/expense relating to loans to/from Metcalf & Eddy, under the terms of a corporate and administrative service agreement.

(15)  INCOME TAXES:

	 During 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 represents a new method of accounting for income taxes; it generally requires that deferred taxes be calculated using an asset and liability approach at currently enacted income tax rates. The cumulative effect of the change had no effect on the Company's 1993 earnings or earnings per share.

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

	 At October 31, 1994, the Company had a net deferred tax asset of $116,000,000 which has been fully reserved by a valuation allowance. The deferred tax asset is comprised of the tax effects of net operating losses ($57,400,000), receivable reserves ($2,800,000), inventory reserves ($1,300,000), costs and estimated earnings in excess of billings on uncompleted contracts ($2,700,000), other assets ($9,800,000) and accruals not yet deductible ($38,700,000) and non-current liabilities ($13,700,000). The deferred tax liability is comprised of fixed assets depreciation ($10,400,000).

	 At October 31, 1994, the Company had tax loss carryforwards of approximately $164,000,000. Such carryforwards expire through 2009. The transactions contemplated by the Investment Agreement resulted in an ownership change which may limit the Company's ability to utilize its tax loss carryforwards in future years.

	 Income (loss) from continuing operations before income taxes and minority interest at October 31 was (in thousands):


			      1994        1993         1992
			   --------     --------     --------
United States             $(206,191)     $1,083     $(19,166)
Foreign                      (3,996)      3,789        4,489
			   --------       -----      -------
			  $(210,187)     $4,872     $(14,677)
			   ========       =====      =======

Provision for income taxes at October 31 includes the following (in thousands):

				  1994        1993         1992
				--------    --------     --------
U.S. Federal -
    Currently payable            $   --       $  --        $  --
    Deferred                         --          --           --
Foreign -                          (274)        282          307
State (including approximately
 $750 of benefit in 1993 from
 the resolution of tax issues)    1,272        (214)         510
				  -----        ----         ----
				 $  998       $  68        $ 817
				  =====        ====         ====

The difference between the income tax provision
(benefit) computed by applying the statutory federal income tax rate to pretax income (loss) and the actual tax provision is as follows (in thousands)-

				   1994        1993         1992
				 --------    --------     --------
Statutory provision (benefit)   $(73,565)    $ 1,664      $(4,990)
State income taxes                   827        (139)         337
Goodwill                           2,708       2,364        2,286
Impact of net operating loss      69,903      (2,784)       4,403
Impact of foreign operations       1,125      (1,037)      (1,219)
				 -------      ------       ------
				$    998     $    68      $   817
				 =======      ======       ======


(16)  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION:

	 At October 31, 1994 and 1993, approximately $37,400,000 in delinquent payments on the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. In September 1990, Metcalf & Eddy, Inc. filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. Metcalf & Eddy's suit initially sought $27 million in damages for payment for goods and services Metcalf & Eddy sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, Metcalf & Eddy amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to Metcalf & Eddy with respect to the PRASA contract and violations of good faith and fair dealing under the contract. On December 18, 1990, Metcalf & Eddy announced that it had suspended all work under the contract pending resolution of the litigation between the parties. The matter is complex litigation. No assurance as to the final outcome of the litigation can be given.

	 PRASA has been withholding payments under its contract with Metcalf & Eddy. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. PRASA has denied the allegations of the complaint and challenged the jurisdiction of the United States District Court. The trial court has denied PRASA's jurisdictional motions and the United States Court of Appeals for the First Circuit dismissed PRASA's appeal on procedural grounds. PRASA then filed a petition for a writ of certiorari in the United States Supreme Court asking that court to review that procedural dismissal, and the Supreme Court granted that petition. The trial court had stayed all proceedings (including further factual discovery and an initial trial date which had been set for May 18, 1992) pending disposition by the Supreme Court of the appeal of the procedural issue. On January 12, 1993, the Supreme Court decided this appeal in PRASA's favor and remanded the case to the First Circuit for disposition on the merits of the jurisdictional issue. On May 3, 1993, the First Circuit ruled against PRASA and in favor of Metcalf & Eddy on the merits of the jurisdictional issue. Discovery in this matter is completed. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. A Special Master has been appointed and is scheduled to issue an opinion in June 1995. The trial of this matter is scheduled to commence on July 17, 1995.

	 Metcalf & Eddy disputes the findings of the PRASA audit. Metcalf & Eddy believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by Metcalf & Eddy. In October 1992, the Supreme Court of the Commonwealth of Puerto Rico ruled on a separate action entitled "Colegio de Ingenieros vs. Autoridad de Acueductos y Metcalf & Eddy, Inc." which could impact Metcalf & Eddy's action against PRASA. This ruling held that certain portions of the multi-year contract between Metcalf & Eddy and PRASA were invalid as contrary to Puerto Rican law insofar as they called for the practice of engineering by Metcalf & Eddy. This action, originally filed in September 1986 by the Puerto Rico College of Engineers, an island-wide professional engineering organization, sought a declaratory judgment that the engineering design portion of Metcalf & Eddy's contract violated Puerto Rico law prohibiting corporations from practicing engineering. The Company has filed a Motion for Reconsideration that remains undecided.

	 The Colegio decision complicates further what is complex commercial litigation between Metcalf & Eddy and PRASA. In particular, uncertainty exists as to how the Federal District Court in the PRASA case will interpret and apply the Colegio decision to the facts before it. Because of this uncertainty, at this time AWT is unable to determine with any specificity what impact the Colegio decision will have on its efforts to recover monies from PRASA. AWT has also consulted with counsel as to its obligations under the contract and the course of the litigation generally. Based on its consideration of all of the foregoing and the status of the litigation to date, AWT believes that Metcalf & Eddy has performed substantially in accordance with the terms of the contract and that, ultimately, at least a majority of the sums due Metcalf & Eddy pursuant to the contract will be realized.

	 As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000,000 charge to earnings reflecting costs associated with the PRASA litigation. Additionally, in its third quarter ended July 31, 1994, the Company recorded a further pre-tax charge to earnings of $11,200,000 to reflect a revised estimate of costs and expenses associated with this litigation and revised estimates of collectibility.
Approximately $37,400,000 of amounts due from PRASA has been reclassified to other assets at October 31, 1994 due to the continuing trial delays.
The PRASA related reserves are included in noncurrent liabilities at October 31, 1994. If the Company were to recover less than all of the receivables owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized reserves) in the period in which a final determination of the amount to be recovered is reached.

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

	 The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Lease terms range from under one year to ten years. Certain leases have renewal or escalation clauses or both. Certain equipment leases have purchase options. Total rent expense in the periods ended October 31, 1994, 1993 and 1992, was $21,173,000, $21,509,000, and $18,344,000, respectively.

	 Minimum rental commitments under all noncancellable leases as of October 31, 1994 are as follows (in thousands):

			   Fiscal Year
			   -----------
			      1995        $14,700
			      1996         12,600
			      1997         10,900
			      1998         10,100
			      1999          9,700
			Thereafter         20,000


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

	 In connection with the sale of two manufacturing facilities in prior years, the Company remains contingently liable as guarantor under $3,795,000 of Industrial Revenue Bond financing.

	 In March 1989, a subsidiary of the Company entered into a long-term bonding arrangement with a surety company. The bonding agreement provides substantially all of the Company's operating entities with bid bonds, performance bonds and other surety instruments. This agreement requires that the subsidiary satisfies certain financial tests, as defined.

	 On August 20, 1990, the Board of Directors of the Company made a one-year, interest-free, unsecured loan of $2,300,000 to its then Chief Executive Officer of the Company, so that he could satisfy certain personal financial obligations without having to sell a substantial portion of his equity investment in the Company. During 1991, the terms and conditions of this loan were amended, among other things, to extend the term of the loan. Interest has been imputed on the loan at approximately 8%. Subsequent to the termination of such officer's employment with the Company as of June 14, 1994 as a result of the transactions contemplated by the Investment Agreement, the Company and such officer entered into an agreement dated November 21, 1994 (the "Termination Agreement") relating to all aspects of their relationship following such termination of employment. Under the terms of the Termination Agreement, 20% of the principal amount of the loan will be forgiven in each of the next five years.

	 The Company also entered into agreements in March 1994 (the "Retention Agreements") with ten executive officers, which provide for each executive's employment by the Company for an initial period of two years beginning upon the occurrence of a Change-in-Control of the Company (as defined). The Retention Agreements provide for annual salaries ranging from $150,000 to $250,000. Salaries under the agreements may be increased by the Board of Directors, in its sole discretion, taking into account the earnings and overall productivity of the Company, available resources, the performance of the executive and such other factors as it deems relevant. In addition, the agreements with certain executive officers provide that the executive officers will receive a bonus of up to $30,000 in each year of the initial two-year period if, at any time during the initial two-year term, certain operating targets are met. If, during the initial two-year term, the Company terminates the executive's employment other than for death, Disability (as defined), or Justifiable Cause (as defined) or the executive terminates his employment for Good Reason (as defined), the executive will be entitled to receive an amount equal to the balance of the salary due to him for the remainder of the initial two-year term. In addition, in that event, the executive will be entitled to exercise any options which were exercisable on the date of termination until 90 days after the end of the initial two-year term of the agreement or, if earlier, the date of termination of the option. As of October 31, 1994, six retention agreements remain in effect. The transactions contemplated by the Investment Agreement constituted a Change-in-Control as defined in the Retention Agreements.

	 Information concerning (i) the Investment Agreement entered into with CGE and (ii) the $125,000,000 loan from CGE is set forth in Notes 2 and 9.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	 Summarized quarterly financial data for 1994 and 1993 are as follows (in thousands, except share data):

									     1994 By Quarter
						 -------------------------------------------------------------------------
						    First          Second          Third          Fourth           Year*
						 ---------       ---------       ---------       ---------       ---------
Sales                                            $ 122,753       $ 119,657       $ 135,774       $ 144,389       $ 522,573
Cost of sales                                      100,079          96,067         103,510         113,668         413,324
						  --------        --------        --------        --------        --------
Gross profit                                        22,674          23,590          32,264          30,721         109,249
						  --------        --------        --------        --------        --------
Loss from continuing operations before
 income taxes and minority interest                (30,934)        (18,849)       (118,055)        (42,349)       (210,187)
Provision (benefit) for income taxes                   (22)             63             716             241             998
Minority interest                                     (138)           (121)             20              45            (194)
						  --------        --------        --------        --------        --------
Loss from continuing operations                    (30,774)        (18,791)       (118,791)        (42,635)       (210,991)
Discontinued operations                             (6,623)        (34,956)         (1,010)           (198)        (42,787)
Extraordinary Item                                     ---             ---          (8,000)            ---          (8,000)
						  --------        --------        --------        --------        --------
Net loss                                         $ (37,397)      $ (53,747)      $(127,801)      $ (42,833)      $(261,778)
						  ========        ========        ========        ========        ========
Earnings (loss) per share:
	 Continuing operations                   $   (1.24)      $    (.75)      $   (4.15)      $   (1.36)      $   (7.68)
	 Discontinued operations                      (.27)          (1.39)           (.04)           (.01)          (1.55)
	 Extraordinary item                             --              --            (.28)             --            (.29)
						  --------        --------        --------        --------        --------
Net loss                                         $   (1.51)      $   (2.14)      $   (4.47)      $   (1.37)      $   (9.52)
						  ========        ========        ========        ========        ========

									     1993 By Quarter
						 -------------------------------------------------------------------------
						    First          Second          Third          Fourth           Year*
						 ---------       ---------       ---------       ---------       ---------
Sales                                            $ 150,540       $ 155,007       $ 127,706       $ 142,696       $ 575,949
Cost of sales                                      112,423         113,296          87,897         101,770         415,386
						  --------        --------        --------        --------        --------
Gross profit                                        38,117          41,711          39,809          40,926         160,563
						  --------        --------        --------        --------        --------
Income from continuing operations before
 income taxes and minority interest                    760           1,893             936           1,283           4,872
Provision (benefit) for income taxes                   121             312             181            (546)             68
Minority interest                                       83              14             (16)            (60)             21
						  --------        --------        --------        --------        --------
Income from continuing operations                      556           1,567             771           1,889           4,783
Discontinued Operations                               (177)          1,408           1,219         (12,788)        (10,338)
						  --------        --------        --------        --------        --------
Net income (loss)                                $     379        $  2,975       $   1,990       $ (10,899)      $  (5,555)
						  ========        ========        ========        ========        ========
Earnings (loss) per share:
	 Continuing operations                   $     .03        $    .06       $     .03       $     .08       $     .20
	 Discontinued operations                      (.01)            .06             .05            (.52)           (.42)
						  --------        --------        --------        --------        --------
Net income (loss)                                $     .02        $    .12       $     .08       $    (.44)      $    (.22)
						  ========        ========        ========        ========        ========

_________________________
*Earnings (loss) per share for the full year is not necessarily the sum of the four quarters due to different average shares outstanding for each discrete period.



ITEM 9.CHANGES IN AND DISAGREEMENTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


	    [The remainder of this page left blank intentionally.]

				   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF AWT; COMPLIANCE
	  WITH SECTION 16(a) OF THE EXCHANGE ACT


     Set forth below are the names, ages and principal occupations of the directors and executive officers of AWT:

      NAME                     AGE              POSITION
      ----                     ---              --------

      Claudio Elia............ 51    Chairman of the Board of Directors and
				     Chief Executive Officer
      Arthur L. Glenn......... 60    President and Chief Operating Officer
      Douglas A. Satzger...... 43    Senior Vice President, General Counsel
				     and Secretary
      Robert S. Volland....... 53    Vice President and Chief Administrative
				     Officer
      Alain Brunais........... 46    Vice President, Chief Financial Officer
				     and Treasurer
      Christian Mavet......... 42    Vice President, Organization and
				     Corporate Development
      Robert H. Cardell....... 43    President and Chief Executive Officer,
				     Research-Cottrell International
      Donald A. Deieso........ 45    President and Chief Executive Officer,
				     Metcalf & Eddy,Inc.
      George C. Mammola....... 53    President and Chief Executive Officer,
				     Research-Cottrell, Inc.
      Michael M. Stump........ 55    President and Chief Executive Officer,
				     Professional Services Group, Inc.
      Douglas M. Costle....... 55    Director
      Jacques-Henri David..... 50    Director
      Nicholas DeBenedictis... 48    Director
      Jean-Dominique Deschamps 56    Director
      Carol Lynn Green........ 48    Director
      William Kriegel......... 49    Director
      John W. Morris.......... 73    Director
      Enrique F. Senior....... 51    Director

      Mr. Elia was elected Chairman and Chief Executive Officer of AWT on June 14, 1994. Mr. Elia has been President and Chief Executive Officer of Anjou International Company, a subsidiary of CGE and its United States holding company, since 1988 and a director of Anjou since March 17, 1994. In this capacity, Mr. Elia is the representative of CGE in the United States. He also is President and Chief Executive Officer of Montenay International Corporation, a United States waste-to-energy company which is part of CGE's operations in the United States. Mr. Elia is also the President and Chief Executive Officer of Limbach Holdings, Inc., a leading American climatization company. Mr. Elia has been designated by CGE as Chairman and Chief Executive Officer of AWT under the Investment Agreement. Mr. Elia previously held positions with General Electric Corporation and Boston Consulting Group.

      Mr. Glenn was elected President and Chief Operating Officer of AWT in April 1993. Prior to joining AWT, Mr. Glenn had been employed since 1958 as an executive in various capacities with the General Electric Corporation. From 1989 to 1992, Mr. Glenn served as Vice President and General Manager of General Electric's communications and strategic systems division. From 1988 to 1989, he was Vice President and General Manager of General Electric's defense systems division. From 1983 to 1988, Mr. Glenn served as General Manager of magnetic resonance imaging, and from 1980 to 1983 as General Manager of computed tomography, at General Electric Medical Systems.

      Mr. Satzger joined AWT in June 1991 as Deputy General Counsel. He was elected Senior Vice President, General Counsel and Secretary in July 1993. Prior to joining AWT, Mr. Satzger was a partner in the law firm Richards & O'Neil, New York, New York, from April 1985 to June 1991.

      Mr. Volland was elected Vice President of Administration of AWT in June 1994 with oversight responsibility for real estate, facilities management, procurement, insurance and management information systems. Mr. Volland has over 25 years of experience in finance, administration, asset management, cost control and organizational efficiencies. From 1973 to 1986, Mr. Volland served as Vice President and Treasurer for Commercial Credit Company. From 1986 to 1993 he served as Vice President and Treasurer, and Vice President, Corporate Assets, for Primerica Corp. Prior thereto, he was Senior Vice President of Real Estate for Paine Webber.

      Mr. Brunais was elected Chief Financial Officer of AWT in September 1994, and AWT's Treasurer in October 1994. Prior to joining AWT, Mr. Brunais was responsible since 1990 for foreign investment, primarily in the United Kingdom under the direction of the Finance Director of CGE. From 1983 to 1989 he was responsible for corporate development for Ciments Francais in the U.S. and Canada. Prior thereto, Mr. Brunais organized a sales and services network for Aerospatiale General Aviation line of aircraft in Europe, Africa and North America. Mr. Brunais has been designated by CGE as Chief Financial Officer of AWT under the Investment Agreement.

      Mr. Mavet was elected Vice President, Organization and Corporate Development in November 1994 with responsibility for overseeing the restructuring and reorganization of AWT. In this capacity, he serves as senior managerial liaison with CGE and coordinates and plans the exchanges between both entities are made through the right channels. He serves as the secretary of the Municipal Committee, created to enhance the synergies between CGE, Metcalf & Eddy and PSG. Prior to joining AWT, Mr. Mavet served in management positions in the French government Ministry of Finance. He was Commercial Counselor, responsible for promoting French business in the northeast U.S. for the French Trade Office in New York.

      Dr. Cardell was elected President and Chief Executive Officer of Research-Cottrell International in December 1994. He became the Senior Vice President of Operations and General Manager of RCI's Air Pollution Control Division in Branchburg, New Jersey in November 1993. Prior thereto, he served in various capacities at Foster Wheeler Corporation, including serving as a member of the management committee, director of services, manager of Foster Wheeler's cost control and administration departments, and manager of staff services.

      Dr. Deieso has served as President and Chief Executive Officer of Metcalf & Eddy, Inc. since October 1993. Prior to joining Metcalf & Eddy, Inc., he served as President and Chief Executive Officer of RCI from 1989 to 1993. Previously, he served the New Jersey Department of Environmental Protection as both Assistant Commissioner of Environmental Management and Control and Director of the Division of Environmental Quality from 1985 to 1989. Prior thereto, he served as Chief Chemical Engineer and Manager of Environmental Engineering for Consolidated Edison Company of New York. Prior thereto, he served as director of the U.S. EPA Region II Superfund program.

      Mr. Mammola has been the President and Chief Executive Officer of RCI since December 1994. From 1992 to 1994, he served in various senior management positions for RCI. From 1989 to 1992 he served as Executive Vice President and General Manager of REECO. Prior to joining REECO, Mr. Mammola served as executive Vice President of PPS Inc., an industrial distributor of fluid and air handling systems. Prior to this, he served in various positions for Interpace Corporation, a manufacturer and provider of products and services domestically and internationally to the water and wastewater and utility industries.

      Mr. Stump has been President and Chief Executive Officer of Professional Services Group for more than the past five years. Mr. Stump has more than 30 years of management and operations experience in municipal services, consulting engineering and computer systems. Mr. Stump oversees the management and long-range direction of PSG, which provides operations and maintenance services to municipalities throughout the country. From 1983 to 1986, he was President of an operations and maintenance firm. From 1980 to 1983, Mr. Stump served as treasurer of an international environmental engineering firm. Prior thereto, he was President and Chief Executive Officer of a consulting firm and served as senior vice president of a firm providing environmental consulting and engineering services to municipalities and industry.

      Mr. Costle, Administrator of the EPA from 1976 to 1981, became a director of AWT in August 1988. Mr. Costle also served as a director of Metcalf & Eddy from 1988 to October 1991. He is presently a Distinguished Senior Fellow of the Institute for Sustainable Communities at Vermont Law School. He served as dean of Vermont Law School from July 1987 to July 1991. Prior thereto, Mr. Costle was counsel to the law firms of Wald, Harkrader & Ross in Washington, D.C. and Updike, Kelly and Spellacy in Hartford, Connecticut. Mr. Costle also serves as a director of Clean Sites, Inc., an independent non-profit corporation established to help accelerate the clean-up of abandoned hazardous waste sites in the United States.

      Mr. David was elected as a director of AWT on June 14, 1994. Mr. David is Director General of CGE since 1992. Mr. David was formerly Chairman and CEO of Banque Stern from 1989 to 1992. Mr. David is on the Board of Directors of several French and non-French companies (among others, CertainTeed and Saint-Gobain Corp. in the United States, Eridania, Beghin-Say and Banque Worms in France). He is also Vice-Chairman of the Economic Commission of the French Chief Executives' Board and Chairman of that Board's forecasting institute. Mr. David has been designated by CGE as a Director of AWT under the Investment Agreement.

      Mr. DeBenedictis was elected as a director of AWT on June 14, 1994. Mr. DeBenedictis is Chairman of Philadelphia Suburban Corporation ("PSC") (the parent company of Philadelphia Suburban Water Company, one of America's leading investor-owned water utilities), since May 1993. Mr. DeBenedictis joined PSC in July 1992 as its President and Chief Executive Officer, and from July 1992 to May 1993 also served as Chairman of PSC's principal subsidiary, Philadelphia Suburban Water Company. From 1989 to 1992, Mr. DeBenedictis was Senior Vice President of Corporate and Public Affairs for Philadelphia Electric Company. Prior thereto, he served as President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis also formerly served as Secretary for the Department of Environmental Resources (1983 to 1986) and Director of the Office of Economic Development (1981 to 1983) for the Commonwealth of Pennsylvania. He serves on the Board of Directors of the PNC East Bank Advisory Board, the Greater Philadelphia Chamber of Commerce, the Philadelphia Convention and Visitors Bureau, the Pennsylvania Environmental Council, and The Children's Hospital of Philadelphia. Mr. DeBenedictis is also a member of the Board of Advisors of the School of Business Administration of Drexel University. Mr. DeBenedictis has been designated by CGE as a Director of AWT under the Investment Agreement.

      Mr. Deschamps was elected as a director of AWT on June 14, 1994. Mr. Deschamps is Adjunct Director General and Executive Vice President of CGE and Executive Vice President since 1989. Mr. Deschamps is also Chairman and a Director of PSG and Polymetrics, Inc. in the United States. He is also a Director of Compagnie de l'Eau et de l'Ozone, Compagnie des Eaux de Paris, Compagnie Fermiere de Services Publics, Societe des Eaux de Versailles et de St. Cloud, Societe Guyanaise des Eaux, Societe d'Exploitation des Eaux de Guinee, Compagnie Generale de Bruxelles, Anjou International Company, Hinckley & Schmitt and Kruger Systems AS. Mr. Deschamps has been designated by CGE as a Director of AWT under the Investment Agreement.

      Ms. Green was elected as a director of AWT on June 14, 1994. Ms. Green is a Partner in the Washington, DC law office of Bryan Cave where she has practiced environmental law since 1986. Prior thereto, Ms. Green served at the United States Department of Justice from 1980 to 1986 as the first Assistant Chief of the Environmental Enforcement Section.

      Mr. Kriegel was elected as a director of AWT on June 14, 1994. Mr. Kriegel is Chairman of the Board, President, Chief Executive Officer and a Director of Sithe Energies, Inc. and all of its subsidiaries since 1981.
Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydro-electric projects. In 1978, he co-founded S.I.I.F., an unaffiliated company specializing in the purchase and rehabilitation of residential buildings and historical properties in France. Mr. Kriegel has been designated by CGE as a Director of AWT under the Investment Agreement.

      General Morris became a director of AWT in June 1992. From 1988 to October 1992, General Morris served as a director of Metcalf & Eddy Companies Inc. General Morris has been President of JW Morris Ltd., an engineering consulting firm, for more than the past five years. In addition, he presently serves as President of the National Waterways Foundation, Chairman of the Water Resources Congress and Chairman of the Environmental Effects Committee of the U.S. Committee on Large Dams. From 1986 to 1987 he served as President and Chairman of the Engineering Group of Planning Research Corporations. General Morris served as the Chief of Engineers, U.S. Army Corps of Engineers from 1976 to 1980.

      Mr. Senior has been a Managing Director of Allen & Company, an investment banking firm, for more than the past five years. Mr. Senior became a director of AWT in October 1987 and also serves as a director of dick clark productions, inc.

				   * * * *

      Directors are elected annually and executive officers hold office for such terms as may be determined by the Board of Directors. The Board of Directors of AWT has an Executive Committee which consists of Messrs. Elia, Senior and David, an Audit Committee which consists of Messrs. DeBenedictis, Costle and Morris and a Compensation and Stock Option Committee consisting of Messrs. David, Senior and Morris and Ms. Green.

DIRECTORS' COMPENSATION

      Directors who are not employees of AWT or any of its affiliated companies receive an annual fee of $18,000 for service on the Board of Directors and an additional $7,500 per annum for service on each Committee thereof. In addition, directors are reimbursed for out-of-pocket expenses of attending Board and Committee meetings.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to AWT under Rule 16a-3(d) of the Exchange Act during the fiscal year ended October 31, 1994 and Form 5 and amendments thereto furnished to AWT with respect to the fiscal year ended October 31, 1994, the Company has identified the following persons as having filed late reports under Section 16(a) of the Securities Exchange Act of 1934: Robert S. Volland filed one late report on Form 3 reporting his election as an executive officer of AWT for the month of June 1994; CGE filed one late report on Form 4 with respect to the acquisition of 222,500 shares of Class A Common Stock in the month of October 1994.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

      The following table shows, for the fiscal years ended October 31, 1994, 1993 and 1992, the cash compensation paid by AWT, as well as certain other compensation paid or accrued for those years, to each of the six most highly compensated executive officers of AWT in all capacities in which they served.

		     Annual Compensation       Long Term Compensation
							Awards
					       ----------------------
				    Other
Name and                            Annual    Restricted  Securities  All Other
Principal                           Compen-   Stock      Underlying  Compensa-
Position            Year  Salary($) sation($) Award(s)($) Options(#)  tion($)

Claudio Elia        1994   99,429(1)     0    20,000(2)   100,000          0
Chairman of
the Board and
Chief Executive
Officer

Eckardt C. Beck     1994  222,762   51,892(3)      0            0    106,885(4)
Former Chairman     1993  356,000   94,507(5)      0       26,000    145,389(6)
of the Board        1992  356,000   94,507         0            0    157,399
and Chief
Executive Officer

Arthur L. Glenn     1994  245,031        0         0            0          0
President and       1993  139,263(7)     0    22,000(8)    73,000          0
Chief Operating
Officer

Donald A.Deieso     1994  195,023        0         0            0          0
President and       1993  175,000        0         0       20,000      8,642(9)
Chief Executive     1992  175,000        0         0            0     11,501
Officer,Metcalf
& Eddy,Inc.

Douglas A.Satzger   1994 178,279        0          0            0        462(10)
Senior Vice         1993 153,333        0          0       15,000        465(9)
President and       1992 170,000        0          0            0         85
General Counsel

George C. Mammola   1994 184,080        0          0            0        693(10)
President and       1993 150,000        0          0       15,000          0
Chief Executive     1992 116,667        0     31,746(8)    12,500          0
Officer, Research-
Cottrell, Inc.



(1) Represents amounts paid to Mr. Elia since joining AWT on June 14, 1994.
    Mr. Elia is paid a base salary of $275,000 per annum.
(2) As of October 31, 1994, Mr. Elia held 2,500 shares of restricted Class A Common Stock, vesting over a four-year period, with an aggregate value of $17,500. The Company's Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), all restrictions on these shares will lapse.
(3) "Other Annual Compensation" for Mr. Beck in fiscal 1994 includes $43,750 ($6,250 per month) paid to Mr. Beck from November 1, 1993 through May 31, 1994 as a housing allowance, as well as other amounts paid to Mr. Beck for time spent on behalf of AWT in Massachusetts and to reimburse Mr. Beck for real estate and income taxes in Massachusetts.
(4) Includes (i) $105,578 of interest imputed to a loan made by AWT to Mr.
    Beck (as more fully described below), for the period from November 1, 1993 to May 31, 1994 and (ii) a contribution of $1,307 to AWT's Thrift Plan.
(5) "Other Annual Compensation" for Mr. Beck in fiscal 1993 includes $75,000 ($6,250 per month) paid to Mr. Beck as a housing allowance, as well as other amounts paid to Mr. Beck for time spent on behalf of AWT in Massachusetts and to reimburse Mr. Beck for real estate and income taxes in Massachusetts.
(6) "All Other Compensation" for Mr. Beck in fiscal 1993 consists of the following: (i) a contribution of $1,799 to AWT's Thrift Plan; (ii) a contribution of $8,125 to AWT's Supplemental Pension Plan; and (iii) $135,465 of interest imputed to a loan made by AWT to Mr. Beck more fully described below.
(7) Represents amounts paid to Mr. Glenn since joining AWT on April 12, 1993. Mr. Glenn is paid a base salary of $250,000 per annum.
(8) The restrictions on all of these shares (2,000 shares in the case of Mr. Glenn and 1,761 shares in the case of Mr. Mammola) lapsed because the Board of Directors of AWT determined that the consummation of the transactions contemplated by the Investment Agreement constituted a "change-in-control" of AWT. Thus, as of October 31, 1994, Mr. Glenn and Mr. Mammola do not hold any restricted Class A Common Stock.
(9) "All Other Compensation" for fiscal 1993 consists of (i) $465 contributed to AWT's Thrift Plan on behalf of Mr. Satzger and (ii) $8,642 contributed to AWT's Supplemental Pension Plan on behalf of Mr. Deieso.
(10) "All Other Compensation" for Messrs. Satzger and Mammola in fiscal 1994 consists of (i) $462 contributed to AWT's Thrift Plan on behalf of Mr. Satzger and (ii) $693 contributed to AWT's Thrift Plan on behalf of Mr. Mammola.


EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

      Employment Contract with Mr. Beck

      The following arrangements were in effect when Mr. Beck was serving as AWT's Chairman of the Board of Directors and Chief Executive Officer. His employment by the Company was terminated on June 14, 1994 as contemplated by the Investment Agreement. The following arrangements have been superseded by the Termination Agreement (as defined below) as more fully described below in
Part III, ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION -- "Employment Contracts and Termination and Change-in-Control Arrangements -- Termination Agreement."

      On August 20, 1990, the Board of Directors of AWT made a one-year, interest-free, unsecured loan of $2,300,000 to Mr. Beck. This loan was made to Mr. Beck so that he could satisfy certain personal financial obligations without having to sell a substantial portion of his equity investment in the Company. AWT does not currently intend to make loans to any members of management with terms similar to those of Mr. Beck's loan. This loan will be forgiven over the next five years as described below.

      The Company and Mr. Beck entered into an Employment Agreement, dated as of August 20, 1991, which, among other things, extended Mr. Beck's employment term with AWT for a five-year term (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Beck served as AWT's Chairman of the Board of Directors and Chief Executive Officer and a director and officer of AWT's subsidiaries until his employment with the Company was terminated on June 14, 1994. AWT agreed in the Employment Agreement that, on each anniversary of the date of the Employment Agreement, if Mr. Beck remained an employee of AWT serving in the capacities of Chairman of the Board and Chief Executive Officer at that time, AWT would forgive one-fifth of the unsecured, non-interest bearing loan to Mr. Beck in the original principal amount of $2,300,000 to the extent that all or any portion of the loan remained outstanding. AWT further agreed to forgive such loan in its entirety in the event of Mr. Beck's death, termination for disability (as defined), termination by AWT other than for Cause (as defined), termination by Mr. Beck in the event of a material breach of the Employment Agreement by AWT (such event is defined as "Good Reason"), or upon a change of control (as defined) of AWT. In addition, if Mr. Beck's employment was terminated by Mr. Beck for "Good Reason," or by AWT for any reason other than for "Cause," or by reason of Mr. Beck's death or disability, Mr. Beck would be entitled to payment of all "Accrued Benefits" (as defined) through the date of termination, and to payment of all salary payments that Mr. Beck would have been entitled to had his employment not been so terminated. Under the terms of the Employment Agreement, Mr. Beck was entitled to an annual salary, subject to cost-of-living adjustments, of $356,000 for such services, participation in stock option and other bonus and incentive programs available to other senior executives, as well as a housing allowance of $6,250 per month and reimbursement for certain other living and associated expenses.

      In each of 1992 and 1993, due to AWT's financial performance, Mr. Beck decided to waive the requirement that a portion of the loan be forgiven as scheduled. As a result, the Executive Committee twice amended the Employment Agreement to reflect this fact and added a sixth, and then a seventh year, to the employment term so that Mr. Beck's Employment Agreement with AWT would expire on August 20, 1998.

      In anticipation of the consummation of the transactions contemplated by the Investment Agreement, on March 17, 1994, the Company and Mr. Beck entered into an amendment to the Employment Agreement which provided certain severance payments to Mr. Beck by the Company at the time of the termination of Mr. Beck's employment with the Company as contemplated by the Investment Agreement, in addition to all other payments and benefits provided for in the Employment Agreement. Mr. Beck and the Company also mutually acknowledged that, effective upon the date of closing of the transactions contemplated by the Investment Agreement, Mr. Beck's employment with AWT would cease and that such cessation would be treated as termination of his employment other than for Cause, pursuant to the Employment Agreement.

      Termination Agreement

      Notwithstanding the foregoing, subsequent to the termination of Mr. Beck's employment with the Company as of June 14, 1994 as a result of the consummation of the transactions contemplated by the Investment Agreement, the Company and Mr. Beck have entered into an agreement dated November 21, 1994 (the "Termination Agreement") relating to all aspects of their relationship following such termination of employment, which supersedes all rights and obligations outstanding pursuant to the Employment Agreement, as amended. The Termination Agreement provides, among other things, that: (a) Mr. Beck agrees not to compete with the Company during the period beginning on June 14, 1994 and ending on December 31, 1999, (b) the Company agrees to pay Mr. Beck $24,800 per month during the period beginning on January 1, 1995 and ending on December 31, 1999 (the "Term"), (c) during the Term, the Company agrees to reimburse Mr. Beck up to $10,000 per twelve-month period for the purchase of health and medical insurance for him and his spouse, which obligation shall terminate immediately upon Mr. Beck's becoming employed by an entity that makes medical insurance available to its employees, (d) on January 1, 1995 and on January 1 of each of the four succeeding years, the Company agrees to forgive approximately one-fifth of the unsecured, non-interest-bearing loan to Mr. Beck outstanding as of January 1, 1995 unless Mr. Beck breaches his obligations under the Termination Agreement, the Consulting Agreement (as defined below) and the Releases (as defined below), (e) the Company agrees to pay Mr. Beck $330,000, which amount is intended to defray in whole or in part various withholding taxes in connection with the Termination Agreement, (f) the Company agrees to deliver to Mr. Beck a preferred stock certificate representing ownership of a membership interest in Metedeconk National Golf Club, Inc. and Mr. Beck agrees to pay to the Company $50,000 for such transfer, and (g) all stock options held by Mr. Beck at the time of the termination of his employment are cancelled. In addition, the Company and Mr. Beck entered into a consulting agreement (the "Consulting Agreement") on the same day, in which Mr. Beck agrees to make himself available throughout the Term to serve, and the Company agrees to engage Mr. Beck, as a consultant to the Company in connection with any litigation or claims in which the Company or any of its affiliates is involved and in which Mr. Beck's testimony or assistance is deemed necessary by the Company. The Company will pay Mr. Beck $8,333 per month in consideration of his agreement to act as a consultant. As a condition to the effectiveness of the Termination Agreement, Mr. Beck executed certain releases (the "Releases") in which he agrees, among other things, to indemnify the Company for certain litigation-related expenses incurred by it on behalf of Mr. Beck.

      Retention Agreements

      The Company also entered into agreements in March 1994 (the "Retention Agreements") with Messrs. Glenn, Satzger, Mammola and Deieso, and with certain other executive officers, which provide for each executive's employment by the Company for an initial period of two years beginning upon the occurrence of a Change-in-Control of the Company (as defined). The Retention Agreements provide for an annual salary of $250,000, $200,000, 210,000 and $210,000 for
Messrs. Glenn, Satzger, Mammola and Deieso, respectively. Salaries under the agreements may be increased by the Board of Directors, in its sole discretion, taking into account the earnings and overall productivity of the Company, available resources, the performance of the executive and such other factors as it deems relevant. In addition, the agreements with Mr. Deieso and certain other executives provide that the executive will be eligible to receive a bonus of up to $30,000 in each year of the initial two-year period if, at any time during the initial two-year term, certain operating targets are met. If, during the initial two-year term, the Company terminates the executive's employment other than for death, Disability (as defined), or Justifiable Cause (as defined) or the executive terminates his employment for Good Reason (as defined), the executive will be entitled to receive an amount equal to the balance of the salary due to him for the remainder of the initial two-year term. In addition, in that event, the executive will be entitled to exercise any options which were exercisable on the date of termination until 90 days after the end of the initial two-year term of the agreement or, if earlier, the date of termination of the option. The consummation of the transactions contemplated by the Investment Agreement constituted a Change-in-Control as defined in the Retention Agreements.

      Options

      AWT's Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), any outstanding options not theretofore fully exercisable shall immediately become exercisable in their entirety. The Board of Directors has determined that the consummation of the transactions contemplated by the Investment Agreement constituted a "change-in-control" for purposes of such plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the period from November 1, 1993 to June 14, 1994, the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors consisted of Mr. Costle and Mr. Richard M. Dowd. Mr. Dowd was a Director of the Company until December 1994. Since June 14, 1994, Messrs. David, Senior and Morris and Ms. Green have been serving on the Compensation Committee. Mr. David is Director General of CGE. Mr. Senior is a Managing Director of Allen & Company, which has performed investment banking and other services for the Company from time to time. Allen & Company served as a financial advisor to the Company in connection with the transactions contemplated by the Investment Agreement. Ms. Green is a partner at the law firm of Bryan Cave, which has performed various legal services for the Company from time to time.

SUPPLEMENTAL PENSION PLAN

      The following table shows the estimated annual benefits payable upon retirement to participants in AWT's Supplemental Pension Plan.


		     Estimated Annual Retirement Benefits


			  Years of Service
			 _____________________________________________
	       Bonus
	     Remuneration    15      20       25       30        35
	     ------------
	    $25,000       $5,625   $7,500  $9,375   $11,250  $13,125
	     50,000       11,250   15,000  18,750    22,500   26,250
	     75,000       16,875   22,500  28,125    33,750   39,375
	    100,000       22,500   30,000  37,500    45,000   52,500
	    125,000       28,125   37,500  46,875    56,250   65,625

	Certain officers and key employees of whom one is named in the Summary Compensation Table, participate in an unfunded supplemental pension plan which provides additional annual retirement benefits equal to 1.5% of the average of the participant's final five bonuses multiplied by the participant's years of service, up to a maximum of 35 years. No separate accounts are maintained and no amounts are vested until a participant reaches retirement in the employ of AWT. Mr. Deieso, who is named in the Summary Compensation Table, has been credited with 5 years of service. The last bonus paid to Mr. Deieso was for the fiscal year 1990. Therefore, no amount of cash compensation in the Summary Compensation Table is used for determining benefit accruals for Mr. Deieso under the Supplemental Pension Plan. The benefit amounts set forth in the Table above are not subject to reduction for social security benefits or for other offsets.


OPTION GRANTS IN LAST FISCAL YEAR

      The following table contains information regarding the grant of stock options under AWT's Long-Term Incentive Compensation Plan to the six named executive officers of AWT during fiscal 1994. The potential realizable values that would exist for the respective options are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date of grant over the full term of the option. Actual gains, if any, on stock options, exercises and stock holdings are dependent on the future performance of the Class A Common Stock.

						       Potential Realizable
							 Value at Assumed
						      Annual Rates of Stock
						      Price Appreciation for
			Individual Grants                  Option Term
	      ---------------------------------------  ---------------------
			    % of
			  Total
	      Number of   Options
	      Securities  Granted
	      Underlying    to
	       Options   Employees Exercise
	       Granted   In Fiscal  Price     Expiration
Name           (#)(1)      Year    ($/Sh)(2)    Date       5%($)    10%($)
- -----------   --------  ---------- ---------  -----------  ------  ----------

Claudio Elia    100,000    17.85%    $8.00     8/19/2004  503,116  1,274,994

Eckardt C. Beck      0

Arthur L. Glenn      0

Donald A. Deieso     0

Douglas A. Satzger   0

George C. Mammola    0




(1) Options granted in fiscal 1994 vest annually in four equal installments commencing one year from the date of grant. Under the terms of the Company's Long-Term Incentive Compensation Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options. The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment. The Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), any outstanding options not theretofore fully exercisable shall immediately become exercisable in their entirety.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

      The following table sets forth information with respect to the named executives concerning unexercised options, held as of October 31, 1994. No options were exercised during fiscal 1994 by any of the named executive officers.

		   Number of Securities Underlying    Value of Unexercised
			Unexercised Options at        In-the-Money Options
				FY-End                    at FY-End(1)
		   ------------------------------- --------------------------
		     Exercisable   Unexercisable   Exercisable  Unexercisable
Name                     (#)            (#)            ($)           ($)
- -------------------  ----------    -------------   -----------  -------------

Claudio Elia(3)             0        100,000           N/A           0(2)

Eckardt C. Beck(4)          0              0           N/A           N/A

Arthur L. Glenn(5)     73,000              0           0(2)          N/A

Donald A. Deieso(6)    85,000              0           0(2)          N/A

Douglas A. Satzger(7)  49,000              0           0(2)          N/A

George C. Mammola(8)   37,500              0           0(2)          N/A


- ------------------
(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Class A Common Stock of $7.00, the closing sale price per share of the Class A Common as reported on the American Stock Exchange Composite Tape for October 31, 1994.
(2) The exercisable options held by Messrs. Glenn, Deieso, Satzger and Mammola and the unexercisable options held by Mr. Elia were not in-the-money as of October 31, 1994.
(3) The exercise price of the options held by Mr. Elia is $8.00 per share, which was the fair market value of AWT's Common Stock on the date of grant.
(4) Pursuant to the Termination Agreement, all stock options held by Mr. Beck at the time of the termination of his employment were cancelled.
(5) The exercise price of the options held by Mr. Glenn is (i) $11.00 per share in the case of his option to purchase 50,000 shares granted in April 1993 or (ii) $11.75 per share in the case of his option to purchase 23,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.
(6) The exercise price of the options held by Mr. Deieso is (i) $17.00 per share in the case of his option to purchase 30,000 shares granted in August 1989, (ii) $19.125 per share in the case of his option to purchase 10,000 shares granted in December 1989, (iii) $18.50 per share in the case of his option to purchase 25,000 shares granted in December 1991 or (iv) $11.75 per share in the case of his option to purchase 20,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.
(7) The exercise price of the options held by Mr. Satzger is (i) $17.125 per share in the case of his option to purchase 24,000 shares granted in June 1991, (ii) $18.50 per share in the case of his option to purchase 10,000 shares granted in December 1991 or (iii) $11.75 per share in the case of his option to purchase 15,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.
(8) The exercise price of the options held by Mr. Mammola is (i) $23.00 per share in the case of his option to purchase 10,000 shares granted in February 1991, (ii) $18.50 per share in the case of his option to purchase 15,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE
OF THE BOARD OF DIRECTORS

   Decisions on compensation of the Company's executives generally are made by the four-member Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee" or "Committee"). In connection with the transactions contemplated by the Investment Agreement, the Company changed the composition of its Board of Directors and, as a result, the composition of the Compensation Committee also changed. Prior to June 14, 1994, the Compensation Committee consisted of Messrs. Costle and Dowd. After June 14, 1994, the Compensation Committee consists of Messrs. David, Senior and Morris and Ms. Green. Each member of the Compensation Committee is a non-employee director. The newly constituted Compensation Committee, among other things, approved (i) Mr. Elia's salary and option and restricted stock awards and (ii) Mr. Beck's Termination Agreement and related agreements.

   Compensation Policy for Executive Officers

   Under the supervision of the Compensation Committee, the Company has developed and implemented compensation policies and programs that seek to retain and motivate employees of the Company whose performance contributes to the Company's goal of maximizing shareholder value in an industry that continues to experience sluggish growth, overcapacity, intense competition and marginal profitability. The Compensation Committee is of the opinion that managing through a depressed market, such as the environmental markets of the last few years, requires dedicated employees who can keep the Company on track and position it for future competitive advantage. Historically, the Company has sought to combine salaries with stock option awards, restricted stock awards and, when appropriate, selected cash bonuses to provide a balanced compensation package for its executives. The balance established by the Committee is designed to reward past performance, retain key employees and encourage future performance. Under this structure, long-term incentives are based upon the value of the Company's Class A Common Stock in order to more closely align executives' interests with those of shareholders. Compensation decisions are made by the Compensation Committee after reviewing recommendations prepared by the Company's Chief Executive Officer, with the assistance of other Company personnel.

   In approving and establishing compensation for the Company's executives for fiscal 1994, several factors are considered by the Compensation Committee. Performance criteria include individual performance, overall Company performance (based on improvement in revenues, backlog and earnings) versus that of its competitors and performance of the price of the Company's Class A Common Stock in comparison to prior levels and to the relative stock prices of its competitors. Emphasis is placed upon the Committee's subjective assessment of an individual's integrity, loyalty and competence in his or her areas of responsibility. When evaluating the foregoing performance criteria in setting executive compensation, the Committee gives greatest weight to those factors it believes have or will contribute the most towards maximizing shareholder value and increasing the Company's financial viability. The factors that contribute the most towards these goals vary depending on the state of the environmental services industry in which the Company operates. The Compensation Committee, however, recognizes that fiscal 1994 was a very difficult year for the Company, and accordingly the factors noted above are those the Committee believes will be most likley to contribute to maximizing shareholder value and increasing the Company's financial stability.

   Messrs. Glenn, Deieso, Satzger and Mammola received salary increases during in fiscal 1994 in connection with their entering into the Retention Agreements and recognition of these individuals' past contributions and their significant efforts on behalf of the Company in preserving its businesses. As further described under Part III, ITEM 11 -- EXECUTIVE COMPENSATION AND OTHER INFORMATION -- "Employment Contracts and Termination and Change-in-Control Arrangements -- Retention Agreements", these Agreements were designed to retain the services of Messrs. Glenn, Deieso, Satzger and Mammola during and after the transactions contemplated by the Investment Agreement between the Company and CGE.

   Discussion of 1994 Compensation for the Chairman and Executive Officer

   The employment arrangement with Mr. Beck, the former Chairman and Chief Executive Officer of the Company, was terminated on June 14, 1994 as a result of the consummation of the transactions contemplated by the Investment Agreement. The Termination Agreement which includes the provisions for the severance payments to Mr. Beck was approved by the Compensation Committee. For the description of the Termination Agreement, see Part III, ITEM 11 -- EXECUTIVE COMPENSATION AND OTHER INFORMATION -- "Employment Contracts and Termination and Change in Control Arrangements -- Termination Agreement."

   In considering the compensation for Mr. Elia, the Chairman and Executive Officer since June 14, 1994, the Compensation Committee established his base salary level in accordance with the criteria described above.

   In addition to regular salary payments to Mr. Elia, the Compensation Committee granted stock options and restricted stock awards to Mr. Elia in fiscal 1994 as an inducement to hire and as an incentive to future performance. In deciding to make these awards, the Compensation Committee's primary consideration was to provide a strong incentive to Mr. Elia to improve the Company's performance in a manner that will have a positive effect on the market value of the Company's Class A Common Stock.

				    COMPENSATION AND STOCK OPTION COMMITTEE

				    Jacques-Henri David
				    Carol Lynn Green
				    John W. Morris
				    Enrique F. Senior

	  [The remainder of this page left blank intentionally.]

STOCK PERFORMANCE GRAPH (ART)

		   AIR & WATER TECHNOLOGIES CORPORATION
		  Data Points on Stock Performance Graph


	    AWT               S&P            Fidelity
	    ---              ----            --------
10/89       100               100               100
10/90       101                93                93
10/91       124               124               105
10/92        75               136               101
10/93        80               156               109
10/94        41               162               100

   The above graph shows a comparison of the cumulative total return for the period from November 1, 1989 through October 31, 1994, in (i) the Company's Class A Common Stock, (ii) the S&P 500 Composite Stock Price Index, and (iii) the Fidelity Select Environmental Services Fund. The stock price performance shown on the graph above is not necessarily indicative of future price performance.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The following table sets forth information as of December 30, 1994 (unless otherwise noted in the notes following the table), as to the beneficial ownership of AWT's capital stock by (i) each person owning beneficially more than five percent of the outstanding shares of its Class A Common Stock, (ii) each director of AWT and (iii) all officers and directors of AWT as a group. The persons named in the table have sole voting and dispositive power with respect to all shares of Class A Common Stock unless otherwise noted in the notes following the table.

						     Number of
						     Shares of    Percent of
						     Class A      Class A
Name of Person or Group                              Common Stock Common Stock
- -----------------------                              ------------ ------------

Douglas M. Costle(1)............................         43,467          *
Jacques-Henri David(2)..........................     18,141,975       49.3
Nicholas DeBenedictis...........................              0          *
Jean-Dominique Deschamps(2).....................     18,141,975       49.3
Claudio Elia(3).................................     18,144,975       49.3
Carol L. Green..................................              0          *
William Kriegel.................................              0          *
John W. Morris..................................          3,079          *
Enrique Senior(4)...............................      1,906,011        6.0
Donald A. Deieso................................       85,500(5)         *
Arthur L. Glenn.................................      107,000(6)         *
George C. Mammola...............................       37,500(7)         *
Douglas A. Satzger..............................       51,000(8)         *
Allen & Company Incorporated....................    1,367,367          4.3
711 Fifth Avenue
  New York, New York 10022
Compagnie Generale des Eaux(9)..................   18,141,975         49.3
  52 Rue d'Anjou
  75384 Paris Cedex 08
  France
State of Wisconsin Investment Board.............    3,059,475          9.5
  P.O. Box 7842
  Madison, Wisconsin 53207
The Capital Group, Inc..........................    2,834,700          8.8
  333 South Hope Street
  Los Angeles, California 90071
Brinson Partners
  3 First National Plaza
  Chicago, Illinois 60670.......................    2,055,200(10)      6.4
All directors and officers as a group
  (18 persons)(11)(12)..........................   20,395,932         55.0
_____________
     *Less than 1% ownership
(1) Includes 8,939 shares which may be acquired within 60 days of the date of the table.
(2) All of these shares of Class A Common Stock (including the shares of 5 1/2 Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock") convertible into such shares) are beneficially owned by CGE, with respect to which Messrs. David and Deschamps disclaim beneficial ownership. Messrs. David and Deschamps are Director General and Executive Vice President of CGE, respectively.
(3) Includes 18,141,975 shares of Class A Common Stock (including the shares of the Preferred Stock convertible into such shares) beneficially owned by CGE, with respect to which shares Mr. Elia disclaims beneficial ownership. Mr. Elia is President and Chief Executive Officer of Anjou International Company, a subsidiary of CGE.
(4) Includes (i) 125,776 shares of Class A Common Stock owned by Mr. Senior's spouse, (ii) 50,309 shares of Class A Common Stock owned by a trust for his minor children as to which shares Mr. Senior disclaims beneficial ownership and (iii) 1,367,367 shares of Class A Common
     Stock owned by Allen & Company, of which Mr. Senior is a Managing Director, as to which shares Mr. Senior disclaims beneficial ownership.
(5) Includes 85,000 shares which may be acquired within 60 days of the date of the table.
(6) Includes 73,000 shares which may be acquired within 60 days of the date of the table.
(7) Represents 37,500 shares which may be acquired within 60 days of the date of the table.
(8) Includes 49,000 shares which may be acquired within 60 days of the date of the table.
(9) Includes 4,800,000 shares of Class A Common Stock underlying the 1,200,000 shares of the Preferred Stock beneficially owned by CGE.
     CGE owns all of the outstanding shares of the Preferred Stock.
(10) Based on the information as of December 31, 1993 as set forth in the
     Schedule 13G filed by Brinson Partners with the Securities and Exchange Commission on February 14, 1994.
(11) Includes shares of Class A Common Stock held by Allen & Company and CGE.
(12) Includes 4,995,439 shares which may be acquired within 60 days of the date of the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 14, 1994, the stockholders of AWT approved the issuance of Company securities pursuant to an Investment Agreement dated as of March 30, 1994 (the "Investment Agreement"), among AWT, CGE, and Anjou pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A
Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG and PSG Canada. As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer all as further described below.

CERTAIN COVENANTS OF THE COMPANY

      Representation on the Board of Directors; Management

      Under the terms of the Investment Agreement, the Company has agreed that CGE will have the right to cause the Company to include, as nominees for the Company's Board of Directors recommended by the Board for election by the shareholders, a number of directors (rounded down to the next whole number if CGE owns in the aggregate less than one-half of the outstanding shares, treating the shares of Series A Preferred Stock owned by CGE as having been converted into shares of Class A Common Stock, or, if otherwise, rounded up to the next whole number) that is equal to the product of the total number of directors on the Board times a fraction the numerator of which is the aggregate number of shares of Class A Common Stock owned by CGE and its Affiliates (assuming conversion of the Series A Preferred Stock (or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock) held by CGE or its Affiliates) and the denominator of which is the total number of shares of Class A Common Stock outstanding (assuming conversion of the Series A Preferred Stock (or other securities convertible into or exercisable or exchangeable for Shares of Class A Common Stock) held by CGE or its affiliates). The Company has further agreed that CGE will have proportionate representation on all Committees of the Board (other than any Special Committee of Independent Directors) to the same extent as CGE is entitled to representation on the Board of Directors. "Independent Director" is defined for purposes of the Investment Agreement as any director who is not an employee, agent or representative of the Company, CGE or any of their respective Affiliates or Associates (as defined in the Investment Agreement) and may include any person acting as outside counsel or financial advisor for either the Company or CGE or any of their respective Affiliates or Associates. All Independent Directors must be satisfactory to CGE.

      AWT has also agreed in the Investment Agreement that CGE shall have the right to designate the Chief Executive Officer and the Chief Financial Officer of the Company.

      At the Annual Meeting held on June 14, 1994, shareholders of the Company elected five directors who were designated by CGE (Messrs. David, Elia, Deschamps, DeBenedictis and Kriegel). Also in accordance with the terms of the Investment Agreement, the Board of Directors appointed as designees of CGE Claudio Elia as Chief Executive Officer and Alain Brunais as Chief Financial Officer.

      Registration Rights

      Pursuant to the terms of the Investment Agreement, CGE and Anjou will have the right to require on up to four occasions that the Company register all shares of Class A Common Stock, Series A Preferred Stock or Convertible Debt owned from time to time by CGE and its Affiliates for sale to the public under the Securities Act (a "Demand Registration"), provided that the Company is not obligated (i) to effect more than one Demand Registration in any six-month period, (ii) to effect a Demand Registration for less than five percent of the outstanding Class A Common Stock or (iii) to effect a Demand Registration within six months of CGE or Anjou selling any shares pursuant to a Piggyback Registration (as defined below). In addition, CGE and Anjou will have the right to participate in registrations by the Company of its Class A Common Stock (a "Piggyback Registration"). The Company will pay all registration expenses on behalf of CGE and Anjou, including certain related fees and expenses, other than underwriting fees and discounts.

      Access to Books and Records

      The Company has agreed that for so long as CGE beneficially owns directly or indirectly at least 26% of the outstanding shares of Class A
Common Stock on a fully-diluted basis, CGE will have access on reasonable terms to the books, records and employees of the Company and its subsidiaries and to the provision by the Company of all information reasonably requested by CGE, subject to confidentiality obligations that may be owed at the time by the Company to third parties and to appropriate confidentiality arrangements and requirements of law.

CERTAIN COVENANTS OF CGE

      Exclusivity

      CGE has agreed in the Investment Agreement that, for so long as CGE (with its affiliates) is the largest shareholder of the Company, AWT will be CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and waste water management and air pollution activities. CGE also agreed to assist the Company in developing its water and waste water management and air pollution activities in both Canada and Mexico, subject to certain limitations, and CGE and the Company agreed to establish a privileged commercial relationship for the development of air pollution activities in Europe.

      Affiliate Transactions

      CGE has agreed on behalf of itself and its affiliates that any transactions (or series of related transactions) between the Company and any of its affiliates and CGE or any of its affiliates will be on an arm's length basis. Any such transaction (or series of related transactions) having an aggregate value in excess of $1,000,000 and any settlement of the existing litigation between the Company and the Puerto Rico Aqueduct and Sewer Authority must be approved by a majority of the Independent Directors or a special committee thereof. The Company, CGE and Anjou have further agreed that all claims by the Company against CGE or its Affiliates under the Investment Agreement may be taken only by majority approval of such Independent Directors on Special Committee.

      Sales of Shares

      CGE has also agreed to give the Company one day's prior written notice of any sale of Company securities by CGE if, to the knowledge of CGE, such sale would result in any party's beneficially owning more than 15% of the outstanding shares of Class A Common Stock.

      Letter Agreement

      Pursuant to a letter agreement dated March 18, 1994 between the Company and CGE, CGE purchased 500,000 shares of the Company's Class A Common Stock at $10 a share for a total purchase price of $5,000,000. CGE also agreed in the letter agreement that, subject to approval by CGE, CGE would co-sign on a case-by-case basis with the Company applications for letters of credit with respect to the Company's water and waste water management and air pollution projects, which CGE acknowledged could reach or exceed the level of letters of credit carried by the Company at March 18, 1994.

ISSUANCE OF SERIES A PREFERRED STOCK

      General

      Pursuant to the terms of the Investment Agreement, AWT issued to CGE, 1,200,000 shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), convertible into 4,800,000 shares of Class A Common Stock, for an aggregate cash purchase price of $60,000,000. The Series A Preferred Stock is exchangeable at the option of the Company for the Company's 5 1/2% Convertible Subordinated Notes with a maturity of 10 years from the date of issuance of such notes (the "Convertible Debt").

      Dividends

      The holders of shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, cumulative dividends at an annual rate of $2.75 per share, payable in cash quarterly in arrears in equal amounts on March 31, June 30, September 30 and December 31 of each year (each a "Dividend Payment
Date"), commencing on June 30, 1994. Dividends other than for a fully quarterly period accrue on the basis of the actual number of days elapsed in a 365-day year. Quarterly dividends which are not paid in full in cash cumulate without interest until declared and paid by the Board of Directors. Holders of the Series A Preferred Stock entitled to receive all accrued dividends in preference to and priority over dividends on the Company's Class A Common Stock, and no distribution in respect of the Class A Common Stock and no redemption, purchase, retirement or acquisition for value of Class A Common Stock may occur, or money be set apart therefor, unless all dividends accrued on the Series A Preferred Stock through the immediately preceding Dividend Payment Date have been declared and paid. If the Series A Preferred Stock is exchanged into Convertible Debt, the interest rate will be 5 1/2% per annum. The Company paid approximately $970,000 to CGE as dividends on the Series A Preferred Stock during fiscal 1994.

      Liquidation Preference

      In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of shares of Series A Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount in cash equal to $50 for each share outstanding, plus accrued and unpaid dividends thereon to the date fixed for liquidation, dissolution or winding up, whether or not declared to the date of such payment, before any payment shall be made or any assets distributed to the holders of the Class A Common Stock. Neither a voluntary sale, lease, or other transfer of all or substantially all of the assets of the Company, nor a consolidation or merger of the Company with or into another person, will be considered a liquidation, dissolution or winding up of the Company for these purposes.

      Exchange

      Commencing June 30, 1997, the Series A Preferred Stock is exchangeable, in whole and not in part, at the sole option of the Company, at any time, for the Company's 5 1/2% Convertible Subordinated Notes, having a maturity of ten years from the date of issuance of the Series A Preferred Stock, on not less than 30 nor more than 60 days' prior written notice. Each share of Series A Preferred Stock is exchangeable for $50 principal amount of Convertible Debt.

      Conversion

      The Series A Preferred Stock and Convertible Debt are convertible , in whole or in part, at the option of the holder, at any time and from time to time, into shares of Class A Common Stock at a conversion price equal to $12.50 per share of Class A Common Stock. The ratio at which the Series A Preferred Stock and Convertible Debt are convertible into shares of Class A Common Stock is subject to adjustment (using a weighted average in the case of items (iii), (iv), (v) and (vi) below so as to preserve the fully diluted percentage of Class A Common Stock into which the Series A Preferred Stock and Convertible Debt are convertible) in the event of: (i) stock dividends, stock reclassifications or recapitalizations, stock splits, reverse splits and the like; (ii) dividends or other distributions of cash or assets or evidence of indebtedness; (iii) dividends or other distributions of securities or rights convertible into or exercisable for shares of any class of common stock of the Company at a price less than the then conversion price per common share of the Series A Preferred Stock;
(iv) issuance of shares of any class of common stock of the Company (other than common stock issued upon conversion of the Series A Preferred Stock, the Convertible Debt or the Company's 8% Convertible Subordinated Debentures due May 15, 2015, or pursuant to the Company's stock option plans or other stock related employee compensation plans approved by the Board of Directors) at a price less than the then conversion price per common share of the Series A Preferred Stock; (v) issuance of securities or rights convertible into or exercisable for shares of any class of common stock of the Company at a purchase price less than the then conversion price per common share of the Series A Preferred Stock; and (vi) repurchase by the Company, directly or indirectly, of shares of any class of common stock at a price in excess of the then conversion price per common share of the Series A Preferred Stock.

      Redemption

      The Series A Preferred Stock is not redeemable before June 30, 1997. Between June 30, 1997 and June 30, 2000, the Series A Preferred Stock will be redeemable, in whole or in part, at the option of the Company on not less than 30 or more than 60 days' prior written notice. The Company may exercise this option during such time period only if for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Class A Common Stock exceeds $18.75, subject to adjustments. After June 30, 2000, the Series A Preferred Stock will be redeemable by the Company at any time. The same redemption provisions apply to the Convertible Debt. The redemption price is 103.85% of the liquidation preference, plus accrued and unpaid dividends to the date of redemption, after June 30, 1997 and will decrease by .55% each year until it reaches 100% of the liquidation preference, plus accrued and unpaid dividends to the date of redemption, whereupon it will remain fixed. The Series A Preferred Stock is perpetual preferred stock.

      Voting

      Holders of Series A Preferred Stock and Convertible Debt are entitled to vote with the holders of Class A Common Stock on all matters submitted for a vote of holders of Class A Common Stock, and are entitled to that number of votes equal to the number of votes to which the shares of Class A Common stock issuable upon conversion of such shares of Series A Preferred Stock and Convertible Debt would have been entitled if such shares of Class A Common Stock had been outstanding at the time of the applicable vote and related record date. In addition, the Series A Preferred stock and Convertible Debt will vote separately as a class on any amendments to the Restated Certificate of Incorporation or By-Laws of the Company, whether by merger, consolidation, combination, reclassification or otherwise, which would alter or circumvent the voting powers, rights and preferences of the Series A Preferred Stock or Convertible Debt. No amendment or alteration of the dividends payable, liquidation preference or par value of the Series A Preferred Stock, or interest rate and principal amount of the Convertible Debt, may be effected without the consent of each holder of Series A Preferred Stock or Convertible Debt, respectively.

      Ranking

      The Series A Preferred Stock with respect to dividend rights and rights on liquidation, winding up and dissolution, ranks prior to all classes of the Company's equity securities, including the Class A Common Stock. The Convertible Debt will be subordinated to the Company's senior debt and senior subordinated debt.

      Restrictions on Resale; Registration Rights

      The Series A Preferred Stock is a "restricted security" as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Consequently, resales of such shares by CGE, unless registered under the Securities Act, are subject to the timing, volume and other limitations of Rule 144. Under the Investment Agreement, CGE has certain registration rights with respect to such shares. See "-Certain Covenants of the Company-Registration Rights" above.

CGE CREDIT AGREEMENT

       In connection with the Investment Agreement, the Company and CGE entered into a Credit Agreement dated as of June 14, 1994 pursuant to which the Company received a $125,000,000 term loan from CGE. The term loan is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by AWT, plus 125 basis points and has a final maturity of June 15, 2001. The term loan contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries.
On June 14, 1994, the Company utilized a substantial portion of the proceeds from the term loan to retire its 11.18% Senior Notes with The Prudential Insurance Company of America. The Company paid approximately $1,857,000 to CGE as interest on the term loan during fiscal 1994.

OTHER RELATED TRANSACTIONS

       Mr. Senior, a Director of the Company since October 1987, is a Managing Director of Allen & Company, which has performed investment banking and other services for the Company from time to time. Allen & Company served as a financial advisor to the Company in connection with the transactions contemplated by the Investment Agreement. Ms. Green, a Director of the Company since June 1994, is a partner at the law firm of Bryan Cave. Bryan Cave has performed various legal services for the Company from time to time.

      On August 20, 1990, the Board of Directors of AWT made a one-year, interest-free, unsecured loan of $2,300,000 to Mr. Beck, the former Chairman of the Board and Chief Executive Officer of AWT, so that he could satisfy certain personal financial obligations without having to sell a substantial portion of his equity investment in AWT. Under the terms of the Termination Agreement with Mr. Beck as discussed more fully in Part III, ITEM 11 -- EXECUTIVE COMPENSATION AND OTHER INFORMATION -- "Employment Contracts and Termination and Change-in-Control Arrangements--Termination Agreement" at page 70 of this Annual Report on Form 10-K, 20% of the principal amount of the loan will be forgiven in each of the next five years. AWT does not currently intend to make loans to other members of AWT management with terms similar to those of Mr. Beck's loan.


				  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORT ON FORM 8-K

       a(1).  Financial Statements and Supplementary Data.

	    See, "Index to Financial Statements" included in Part
	    II, Item 8 of this Annual Report on Form 10-K, at page 33.

       a(2).  Financial Statement Schedule.

	    See, "Index to Financial Statements" included in Part
	    II, Item 8 of this Annual Report on Form 10-K, at page 33.

       a(3).  Exhibits:

Exhibit No.                         Description              Location
- -----------                         -----------              --------

3.01           Restated Certificate of Incorporation of       (1)
	       the Registrant dated July 10, 1987

3.01(a)        Certificate of Amendment to Certificate        (2)
	       of Incorporation of the Registrant dated
	       October 27, 1987

3.01(b)        Certificate of Amendment to Certificate        (2)
	       of Incorporation of the Registrant filed
	       June 21, 1989

3.01(c)        Certificate of Amendment to Restated           (2)
	       Certificate of Incorporation of the
	       Registrant filed July 5, 1989

3.01(d)        Certificate of Designation of 5 1/2% Series    Filed herewith
	       A Convertible Exchangeable Preferred Stock filed June 14, 1994

3.02           By-Laws of the Registrant, as amended          (1)

10.01          Employment Agreement, dated as of              (1)(Ex.10.11)
	       April 2, 1987, between Research-Cottrell and Stanley S. Thune

10.02          Lease, dated December 1, 1989, between         Filed herewith
	       Harvard Mills Realty and Metcalf & Eddy,
	       Inc.

10.03          Form of Supplemental Pension                   (1)(Ex.10.20)
	       Agreement of Research-Cottrell

10.04          1988 Long-Term Incentive Compensation          (10)
	       Plan of Metcalf & Eddy, effective as of
	       September 30, 1988, as amended
	       September 7, 1989 and March 19, 1990

10.04(a)       1989 Long-Term Compensation Plan               (2)
	       of the Registrant, effective as of
	       July 31, 1989

10.05          Research-Cottrell Environmental                (3)(Ex.10.27)
	       Engineering Profit Sharing Plan,
	       as amended

10.06          Research-Cottrell Thrift Plan                  (3)(Ex.10.29)

10.07          Stockholder Agreement, dated as of             (1)(Ex.10.23)
	       July 13, 1987, among the Registrant
	       and the Stockholders of the Registrant
	       (the "Original Stockholder Agreement")

10.07(a)       Amendment to Original Stockholder              (2)
	       Agreement dated as of August 3, 1988

10.07(b)       Amended and Restated Stockholder               (4)
	       Agreement, dated as of June 13, 1989,
	       among the Registrant and the
	       Stockholders of the Registrant

10.08          Registration Rights Agreement, dated           (1)(Ex.10.24)
	       as of July 13, 1987, among the
	       Registrant and certain investors

10.09          Preferred Stock Purchase Agreement,            (1)(Ex.10.25)
	       dated July 13, 1987, among the Registrant
	       CSL Investments and Carlton Investments

10.10          Stock Purchase Agreement, dated                (1)(Ex.10.26)
	       July 13, 1987, among the Registrant and
	       management investors

10.11          Stock Purchase Agreement, dated                (1)(Ex.10.27)
	       July 13, 1987, among the Registrant,
	       Liberty Service Corporation and Carlton
	       Investments

10.12          Agreement, dated December 16, 1987,            (1)(Ex.10.29)
	       between Research-Cottrell and ORFA
	       Corporation of America

10.13          Purchase Agreement, dated January 13,          (1)(Ex.10.34)
	       1988, between Research-Cottrell
	       and Toromont
	       Industries, Ltd.

10.14          Agreement, dated October 19, 1987,             (1)(Ex.10.37)
	       between Research-Cottrell and
	       American Thermophilic Corporation

10.15          Credit Agreement, dated as of                  (7)
	       September 12, 1990, by and among the
	       Company, the Banks (as defined therein)
	       and the First National Bank of Chicago
	       as agent

10.16          Agreement to Provide Professional              (3)(Ex.10.5)
	       Services for Repair and Rehabilitation
	       of Existing Wastewater Treatment
	       Facilities and Operator Training
	       Program to Puerto Rico Aqueduct
	       and Sewer Authority by Metcalf &
	       Eddy, dated March 20, 1986,
	       as amended on June 27, 1986,
	       October 17, 1986 and May 1, 1987

10.17          Peace Shield Management Contract,              (3)(Ex.10.6)
	       dated March 24, 1988, between the
	       Department of the Air Force and
	       CRS/SIRRINE & Metcalf & Eddy,
	       Joint Venture

10.17(a)       Joint Venture Agreement, dated                 (3)(Ex.10.6(a))
	       February 27, 1984,between
	       CRS/SIRRINE, INC. and Metcalf
	       & Eddy

10.18          Extension Agreement, dated March 23,           (1)(Ex.10.41)
	       1988, between Research-Cottrell and
	       Toromont Industries. Ltd

10.19          Tax Sharing Agreement, dated                   (3)(Ex.10.9)
	       October 17, 1988, among the
	       Registrant, Research-
	       Cottrell and Metcalf & Eddy

10.19(a)       Amendment No. 1 to Tax Sharing                 Filed herewith
	       Agreement, dated November 10,
	       1989, among the Registrant,
	       Research-Cottrell and
	       Metcalf & Eddy

10.19(b)       Amendment No. 2 to Tax Sharing                 (5)(Ex.10.22(b))
	       Agreement, dated March 1, 1990,
	       among the Registrant,
	       Research-Cottrell, Inc.
	       and Metcalf & Eddy Companies, Inc.

10.20          Purchase Agreement, dated as of                (2)(Ex.10.23)
	       September 29, 1988 between Power
	       Application & Mfg. Co. Inc., Onan-
	       Cummins Power of California, Inc., DBA
	       Equipment Service Company and Waukesha
	       Engine Servicenter, Inc. and Waukesha
	       Engine Servicenter of Arizona

10.21          Letter Agreement, dated as of                  (2)(Ex.10.24)
	       June 10, 1988, by and among
	       Enerflex Systems, Ltd.,
	       Research-Cottrell and Toromont
	       Industries, Ltd.

10.22          Employment Agreement, dated as                 (4)(Ex.10.30)
	       of April 1, 1989, by and between
	       the Registrant and
	       Eckardt C. Beck

10.22(a)       Amendment No. 1 to Employment                  (8)
	       Agreement by and between the
	       Registrant and Eckardt C. Beck
	       dated as of July 31, 1992

10.22(b)       Amendment No. 2 to Employment                  (9)
	       Agreement by and between the
	       Registrant and Eckardt C. Beck
	       dated as of August 9, 1993

10.22(c)       Amendment No. 3 to Employment                  Filed herewith
	       Agreement by and between the
	       Registrant and Eckardt C. Beck
	       dated as of March 17, 1994

10.22(d)       Termination Agreement by and                   Filed herewith
	       between the Registrant and
	       Eckardt C. Beck,
	       dated as of November 21, 1994

10.22(e)       Consulting Agreement by and                    Filed herewith
	       between the Registrant and
	       Eckardt C. Beck dated as
	       of November 21, 1994

10.23          Agreement, dated March 13, 1989,               (4)(Ex.10.31)
	       between Research-Cottrell and
	       certain of its air subsidiaries
	       and Reliance Insurance Company,
	       United Pacific Insurance and
	       Planet Insurance
	       Company of Federal Way Washington

10.24          Agreement, dated March 13, 1989,               (4)(Ex.10.31(A))
	       between Research-Cottrell and
	       certain of its water
	       subsidiaries and Reliance
	       Insurance Company, United Pacific
	       Insurance and Planet Insurance
	       Company of Federal Way Washington

10.25          Agreement, dated April 1, 1989,                (4)(Ex.10.32)
	       by and between Metcalf & Eddy, Inc.
	       and the Environmental
	       Protection Agency (ARCS)

10.26          Agreement, dated April 1, 1989,                (4)(Ex.10.33)
	       by and between Metcalf & Eddy,
	       Inc. and the Environmental
	       Protection Agency (TES)

10.27          License Agreement, dated March 6,              (2)(Ex.10.29)
	       1989, by and between Inland Steel
	       Company and Research-Cottrell

10.28          Joint Venture and Option Agreement,            Filed herewith
	       dated as of September 1, 1989,
	       between the Registrant and
	       Chemfix Technologies, Inc.

10.29          Agreement and Plan of Merger and               Filed herewith
	       Reorganization, dated October 27,
	       1989, by and among the Registrant,
	       Falcon Acquisition Corp,
	       Falcon Associates,
	       Inc., and Jeffrey J. Cantwell

10.30          Receivables Purchase Agreement,                (5)(Ex.10.31)
	       dated as of April 12, 1990,
	       between Metcalf & Eddy, Inc.
	       and Falcon Assets Securitization
	       Corporation

10.31          Cooperation Agreement, dated as of             (5)(Ex.10.32)
	       February 8, 1990, between
	       Research-Cottrell,
	       Inc. and NOELL-KRC UMWELTTECHNIK
	       GmbH (The Commission has granted
	       confidential treatment for certain
	       portions of this agreement.  A
	       complete copy of the
	       agreement is on file with the
	       Commission)

10.32          Stock Purchase Agreement, dated as of          (5)(Ex.10.33)
	       May 13, 1990, between the Registrant
	       and Compagnie Generale des Eaux

10.33          Indenture, dated as of May 15, 1990,           (6)(Ex.10.34)
	       between the Air & Water Technologies
	       Corporation and Midlantic National Bank

10.34          Stock Purchase Agreement, dated June 25,       (6)(Ex.10.35)
	       1990, among Metcalf & Eddy Companies, Inc.,
	       William Wynne, Alfred Brescia, Richard
	       Donovan and Armando Lacasa

10.35          Stock Purchase Agreement, dated as of          (6)(Ex.10.36)
	       June 22, 1990, between Compagnie
	       Generale des Eaux and Registrant

10.36          Note Agreement, dated as of September 12,      (7)
	       1990, between the Registrant and the
	       Prudential Company of America

10.37          Letter Agreement dated March 18, 1994          Filed herewith
	       between the Registrant and Compagnie
	       Generale des Eaux

10.38          Investment Agreement, dated as of              (10)
	       March 30, 1994, among the Registrant,
	       Compagnie Generale des Eaux and Anjou
	       International Compy

10.39          Credit Agreement, dated as of June 14,         Filed herewith
	       1994, between the Registrant
	       and Compagnie Generale
	       des Eaux

10.40          Asset Purchase Agreement by and between        Filed herewith
	       Asbestos Control Services, Inc. and
	       Asbestos Containment Services, Inc.
	       dated as of May 27, 1994

10.41          Asset Purchase Agreement by and                Filed herewith
	       between Stewart & Stevenson
	       Power, Inc., Stewart
	       & Stevenson Realty Corporation,
	       Power and Application & Mfg. Co.
	       and the Registrant
	       dated as of November 8, 1994

10.42          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994, by
	       and between Joseph M. Morena
	       and the Registrant

10.43          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994,
	       by and between Ruthanne G. Neely
	       and the Registrant

10.44          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994, by
	       and between Douglas A. Satzger
	       and the Registrant

10.45          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994,
	       by and between William R. Lewis
	       and the Registrant

10.46          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994 by
	       and between George C. Mammola
	       and the Registrant

10.47          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994, by
	       and between John Cirello
	       and the Registrant

10.48          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994, by
	       and between Donald A. Deieso
	       and the Registrant

10.49          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17, 1994, by
	       and between Arthur L. Glenn
	       and the Registrant

10.50          Executive Retention Agreement,                 Filed herewith
	       dated as of March 17,1994, by
	       and between Joseph L. Boren
	       and the Registrant

10.51          Executive Retention Agreement,                 Filed herewith
	       dated as of March 16, 1994, by
	       and between Robert H. Cardell
	       and the Registrant

11             Statement Re computation of per                Filed herewith
	       share earnings

21             List of Subsidiaries of the Registrant         Filed herewith

23             Consents of Independent Public                 Filed herewith
	       Accountants to incorporation by reference of financial material included in this report into the Registrant's Registration
	       Statements on Form S-8

27             Financial Data Schedule                        Filed herewith


_____________

(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-17833), as amended, which became effective on April 12, 1988.

(2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-29568), as amended, which became effective on August 10, 1989.

(3) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to Metcalf & Eddy's Registration Statement on Form S-1 (No. 33-24315), as amended, which became effective on October 18, 1988.

(4) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to Metcalf & Eddy's Registration Statement on Form S-1 (No. 33-28846), as amended, which became effective on June 29, 1989.

(5) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-33088), as amended, which became effective on May 15, 1990.

(6) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-35421), as amended, which became effective on July 5, 1990.

(7) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, as filed with the Securities and Exchange Commission on January 29, 1991.

(8) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, as filed with the Securities and Exchange Commission on January 29, 1993.

(9) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, as filed with the Securities and Exchange Commission on January 31, 1994.

(10) Incorporated by reference to Annex I to the Registrant's Proxy Statement on Schedule 14A dated May 24, 1994, in connection with its Annual Meeting of Stockholders held on June 14, 1994.


       (b)   Reports on Form 8-K.

	     Not Applicable.



				SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Air & Water Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			    AIR & WATER TECHNOLOGIES CORPORATION


Dated:  January 30, 1995    By: /s/ Claudio Elia
				-----------------------------------
				    Claudio Elia
				    Chairman of the Board of Directors and
				    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Air & Water Technologies Corporation and in the capacities and on the dates indicated:


Dated:  January 30, 1995    By: /s/ Claudio Elia
				---------------------------------------
				    Claudio Elia
				    Chairman of the Board of Directors
				    and Chief Executive Officer
				    (Principal Executive Officer)

Dated:  January 30, 1995    By: /s/ Alain Brunais
				---------------------------------------
				    Alain Brunais
				    Vice President, Chief Financial
				    Officer and Treasurer
				    (Principal Accounting Officer)
				    (Principal Financial Officer)

Dated:  January 30, 1995    By: /s/ Jacques-Henri David
				---------------------------------------
				    Jacques-Henri David
				    Director

Dated:  January 30, 1995    By: /s/ Jean-Dominique Deschamps
				-----------------------------------
				    Jean-Dominique Deschamps
				    Director

Dated:  January 30, 1995    By: /s/ Douglas M. Costle
				-----------------------------------
				    Douglas M. Costle
				    Director

Dated:  January 30, 1995    By: /s/ Nicholas DeBenedictis
				-----------------------------------
				    Nicholas DeBenedictis
				    Director

Dated:  January 30, 1995    By: /s/ William Kriegel
				-----------------------------------
				    William Kriegel
				    Director


Dated:  January 30, 1995    By: /s/ Enrique F. Senior
				-----------------------------------
				    Enrique F. Senior
				    Director

Dated:  January 30, 1995    By: /s/ Carol Lynn Green
				-----------------------------------
				    Carol Lynn Green
				    Director

Dated:  January 30, 1995    By: /s/ John W. Morris
				-----------------------------------
				    John W. Morris
				    Director


				 EXHIBIT INDEX


Exhibit
Number                       Description                             Page
- -------                      -----------                             ----

3.01(d)       Certificate of Designation of 5 1/2% Series             107
	      A Convertible Exchangeable Preferred Stock filed June 14, 1994

10.02         Lease, dated December 1, 1989, between                  148
	      Harvard Mills Realty and Metcalf & Eddy, Inc.

10.19(a)      Amendment No. 1 to Tax Sharing Agreement,               210
	      dated November 10, 1989, among
	      the Registrant, Research-Cottrell and
	      Metcalf & Eddy

10.22(c)      Amendment No. 3 to Employment Agreement by and          213
	      between the Registrant and Eckardt C. Beck dated as of August 9, 1993

10.22(d)      Termination Agreement by and between                    217
	      the Registrant and Eckardt C. Beck
	      dated as of November 21, 1994

10.22(e)      Consulting Agreement by and between the                 235
	      Registrant and Eckardt C. Beck dated as
	      of November 21, 1994

10.28         Joint Venture and Option Agreement,                     251
	      dated as of September 1, 1989, between
	      the Registrant and Chemfix Technologies,
	      Inc.

10.29         Agreement and Plan of Merger and                        338
	      Reorganization, dated October 27, 1989,
	      by and among the Registrant, Falcon
	      Acquisition Corp, Falcon Associates,
	      Inc., and Jeffrey J. Cantwell

10.37         Letter Agreement dated March 18, 1994                   433
	      between the Registrant and Compagnie
	      Generale des Eaux

10.39         Credit Agreement, dated as of June 14, 1994,            450
	      between the Registrant and Compagnie Generale des Eaux

10.40         Asset Purchase Agreement by and between                 480
	      Asbestos Control Services, Inc. and Asbestos
	      Containment Services, Inc. dated as of
	      May 27, 1994

10.41         Asset Purchase Agreement by and between                 526
	      Stewart & Stevenson Power, Inc., Stewart
	      & Stevenson Realty Corporation, Power and
	      Application & Mfg. Co. and the Registrant dated as of November 8, 1994

10.42         Executive Retention Agreement, dated as of              566
	      March 17, 1994, by and between Joseph M. Morena and the Registrant

10.43         Executive Retention Agreement, dated as of              600
	      March 17, 1994, by and between Ruthanne G. Neely and the Registrant

10.44         Executive Retention Agreement, dated as of              639
	      March 17, 1994, by and between Douglas A. Satzger and the Registrant

10.45         Executive Retention Agreement, dated as of              673
	      March 17, 1994,by and between William R. Lewis and the Registrant

10.46         Executive Retention Agreement,dated as of               709
	      March 17, 1994 by and between George C. Mammola and the Registrant

10.47         Executive Retention Agreement, dated as of              747
	      March 17, 1994, by and between John Cirello and the Registrant

10.48         Executive Retention Agreement, dated as of              785
	      March 17, 1994, by and between Donald A. Deieso and the Registrant

10.49         Executive Retention Agreement, dated as of              823
	      March 17, 1994, by and between Arthur L. Glenn and the Registrant

10.50         Executive Retention Agreement, dated as of              857
	      March 17,1994, by and between Joseph L. Boren and the Registrant

10.51         Executive Retention Agreement, dated as of              892
	      March 16, 1994, by and between Robert H. Cardell and the Registrant

11            Statement Re computation of per share earnings          929

21            List of Subsidiaries of the Registrant                  931

23            Consents of Independent Public                          935
	      Accountants to incorporation by reference of financial material included in this report into the Registrant's Registration
	      Statements on Form S-8

27            Financial Data Schedule                                 937