Form 10-Q
period 1995-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1995-03-17
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
- ------
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995
                               ----------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934


For the transition period from           to
                               ----------  ----------


                Commission File Number  033-17921
                                        ---------

              Air & Water Technologies Corporation
   __________________________________________________________
     (Exact Name of Registrant as Specified in its Charter)


 Delaware                                                13-3418759
 --------                                                ----------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
 Corporation)

  U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
  ------------------------------------------------------------
            (Address of Principal Executive Offices)

                   Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X      No
       ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.

Class A

$.001 Par Value Common Stock                          32,018,004
- ----------------------------                          ----------
      (Title of Class)                      (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS




              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
 CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 1995 AND OCTOBER 31, 1994
 -----------------------------------------------------------------------
               (in thousands , except share data)
                -------------------------------

             ASSETS                                           1995       1994
             ------                                           ----       ----
                                                          (unaudited)
                                                           ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $  9,534     $ 11,021
  Accounts receivable, net                                 86,418       80,534
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                    57,438       59,250
  Inventories                                              20,067       20,405
  Prepaid expenses and other current assets                 6,903        7,281
   Net  current  assets of discontinued operations          3,904        9,825
                                                          -------      -------
      Total current assets                                184,264      188,316

PROPERTY, PLANT AND EQUIPMENT, net                         42,445       43,013
INVESTMENTS  IN  ENVIRONMENTAL TREATMENT FACILITIES        23,386       23,343
DEFERRED DEBT ISSUANCE COSTS                                3,465        3,507
GOODWILL                                                  281,596      283,638
NET  NON-CURRENT  ASSETS  OF  DISCONTINUED  OPERATIONS        905        6,295
OTHER ASSETS                                               56,455       54,826
                                                          -------      -------
      Total assets                                       $592,516     $602,938
                                                          =======      =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                  $    641     $ 29,000
  Current installments of long-term debt                      511          533
  Accounts payable                                         52,987       50,988
  Accrued expenses                                        114,772      126,158
  Billings in excess of costs and estimated earnings on
      uncompleted contracts                                26,408       30,840
  Income taxes payable                                      2,394        2,003
                                                          -------      -------
      Total current liabilities                           197,713      239,522
                                                          -------      -------

NON-CURRENT LIABILITIES                                    42,700       42,700
                                                          -------      -------
LONG-TERM DEBT                                            285,910      245,984
                                                          -------      -------
MINORITY INTEREST IN AFFILIATES                               426          351
                                                          -------      -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized, 2,500,000
   shares; issued 1,200,000 shares in 1994; liquidation
   value $60,000                                               12           12
  Common stock par value $.001 authorized 100,000,000 shares;
       issued  32,107,906  shares in  1995  and  1994          32           32
  Additional paid-in capital                              427,028      427,028
  Accumulated deficit                                    (360,798)    (352,580)
  Common stock in treasury, at cost                          (108)        (108)
  Cumulative currency translation adjustment                 (399)          (3)
                                                          -------      -------
      Total stockholders' equity                           65,767       74,381
                                                          -------      -------

       Total  liabilities and stockholders' equity      $ 592,516    $ 602,938
                                                          =======      =======
The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
  FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1995 AND 1994
  ------------------------------------------------------------

              (in thousands, except per share data)
               -----------------------------------
                           (unaudited)
                            ---------

                                                   1995         1994
                                                   ----         ----

SALES                                          $ 148,451     $ 122,753

COST OF SALES                                    113,180       100,379
                                                 -------       -------
  Gross Margin                                    35,271        22,374

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           34,346        30,478

AMORTIZATION OF GOODWILL                           2,050         1,707

UNUSUAL CHARGES                                        -        14,500
                                                 -------       -------
  Operating Loss                                  (1,125)      (24,311)

INTEREST EXPENSE                                  (5,722)       (6,263)

INTEREST INCOME                                      121           393

OTHER EXPENSE, NET                                  (358)         (753)
                                                 -------       -------
  Loss from continuing operations
  before income taxes and minority interest       (7,084)      (30,934)

INCOME TAX PROVISION (BENEFIT)                       293           (22)

MINORITY INTEREST                                     16          (138)
                                                 -------       -------
  Loss from continuing operations                 (7,393)      (30,774)

LOSS FROM DISCONTINUED OPERATIONS                      -        (6,623)
                                                 -------       -------
NET LOSS                                         $(7,393)     $(37,397)
                                                 =======       =======
LOSS PER SHARE:

  Continuing operations                          $  (.26)     $  (1.24)
  Discontinued operations                              -          (.27)
                                                 -------       -------
  LOSS PER SHARE                                 $  (.26)     $  (1.51)
                                                 =======       =======
   Weighted average number of shares outstanding  32,018        24,818
                                                 =======       =======


The accompanying notes are an integral part of these statements.


              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
  FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1995 AND 1994
  ------------------------------------------------------------
                         (in thousands)
                           (unaudited)

                                                             1995        1994
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (7,393)   $ (37,397)
   Adjustments to reconcile net income (loss) to
     net cash provided by
         (used for) continuing operations -
                 Discontinued operations                        -        6,623
                 Depreciation and amortization              4,507        3,911
                 Minority interest                             16         (138)
                                                          -------      -------
                                                           (2,870)     (27,001)
 Changes in working capital, net of effects from
   acquisitions -
                (Increase) decrease in current assets -
                 Accounts receivable                       (4,884)       8,599
                 Costs and estimated earnings in excess of
                   billings on uncompleted contracts        1,812        8,933
                 Inventories                                  338         (244)
                 Prepaid expenses and other current assets    193       (1,472)
             Increases (decrease) in current liabilities -
                 Accounts payable                           1,999      (11,465)
                 Accrued expenses                         (10,169)      21,663
                 Billings in excess of costs and
                   estimated earnings on
                   uncompleted contracts                   (4,432)       3,497
                 Income taxes                                 391       (1,097)
     Other assets                                          (1,286)         933
                                                          -------      -------
                 Net cash provided by (used for)
                   continuing operations                  (18,908)       2,346
                 Net cash used for discontinued
                   operations                                (277)      (9,051)
                                                          -------      -------
                 Net cash used for operating activities   (19,185)      (6,705)
                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of business                                      11,588            -
     Capital expenditures                                  (1,429)        (867)
     Investment in environmental treatment facilities         (43)        (954)
     Software development                                    (125)        (970)
     Other, net                                            (1,084)          28
                                                          -------      -------
                 Net cash provided by (used for)
                   investing activities                     8,907       (2,763)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable and long-term debt              (63)       (2,083)
     Net borrowings under line of credit                   11,641       11,114
     Cash dividends paid                                     (825)           -
     Change in cumulative currency translation adjustment    (337)          28
     Other, net                                            (1,625)           -
                                                          -------      -------
               Net cash provided by financing activities    8,791        9,059
                                                          -------      -------

                Net decrease in cash and cash equivalents  (1,487)        (409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           11,021        7,624
                                                          -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 9,534      $ 7,215
                                                          =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest             $ 7,593      $ 7,157
                                                          =======      =======
The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                        JANUARY 31, 1995
                        ----------------
                           (unaudited)
                            ---------


The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the consolidated financial statements of Air & Water Technologies Corporation and its consolidated subsidiaries (the "Company") as included in its Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1994. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.


(1)  Earnings (Loss) Per Share:
     -------------------------

     The earnings (loss) per share was computed by dividing the net income (loss) after preferred dividends by the weighted average number of common shares outstanding each period. Common Stock Equivalents (stock options) and the Company's 8% Convertible Notes have not been included in the earnings
     (loss)   per   share  calculation  since   the   effect   is
     antidilutive.


(2)  CGE Transaction:
     ---------------

     On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to an Investment Agreement dated as of March 30, 1994 (the "Investment Agreement"), among AWT, Compagnie Generale des Eaux, a
     French corporation and AWT's largest shareholder ("CGE"), and Anjou International Company, a Delaware corporation and a wholly-owned subsidiary of CGE ("Anjou"), pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and
     (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of Professional Services Group, Inc., a Minnesota corporation, and 2815869 Canada, Inc., a Canadian corporation (hereinafter collectively "Professional Services Group" or "PSG"). As a result of these transactions, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefited from a $125,000,000 loan from CGE which bears interest at a rate based upon one, two, three or six-month LIBOR, as selected by AWT, plus 125 basis as defined and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also obtained representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer.

     In connection with the Investment Agreement, the Company incurred fees and expenses of approximately $9,800,000, including $7,750,000 payable to Allen & Company, Incorporated for financial advisory services. These estimated fees and expenses have been allocated as follows: to the PSG acquisition ($4,875,000); to the preferred stock issuance ($4,475,000); to the common stock issuance ($400,000); and to the term loan from CGE ($50,000).

(3)  Unusual Charges:
     ---------------

     During the three months ended January 31, 1994, the Company recorded an impaired asset valuation charge primarily related to certain businesses that no longer meet strategic objectives and are anticipated to be divested. These businesses primarily consist of certain manufacturing operations and properties which divert management attention from the Company's core products and services provided by Research-Cottrell, Metcalf & Eddy and PSG. As a result of the anticipated divestitures, the Company recorded a $14,500,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds. Total assets of these operations approximate $20,900,000 at January 31, 1995, which includes approximately $3,000,000 for accounts receivable, $2,000,000 for costs and estimated earnings in excess of billings, $3,200,000 for inventories, $6,100,000 for property plant and equipment, $2,900,000 for other assets and $3,700,000 for goodwill. As of January 31, 1995 several divestiture negotiations were ongoing, although no assurance can be given that such negotiations will result in the successful disposition of any of these businesses. The sale of the assets of Power Application & Manufacturing Co., Inc. ("Pamco") (natural gas compressor and power generation systems operations) was completed in November 1994 and is reported as a discontinued operation.


(4)  PSG Acquisition:
     ---------------

     In connection with the transactions contemplated by the Investment Agreement, the Company on June 14, 1994 acquired CGE's water/wastewater management subsidiary, PSG. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of PSG have been included in the consolidated operating results since the date of acquisition. The purchase price of $70,215,000 is based upon 6,701,500 shares of common stock issued in exchange for PSG valued at the quoted market price at the date of issuance ($65,340,000) plus $4,875,000 of estimated acquisition costs. The purchase price was assigned to tangible assets of $26,072,000 and liabilities of $11,907,000 acquired at an estimate of their fair value. The excess of purchase price over PSG's tangible net assets acquired of $56,050,000 has been recorded as goodwill and is being amortized over 40 years.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if PSG had been acquired as of the beginning of the period presented, after including the impact of certain adjustments such as amortization of goodwill and the related income tax effects (in thousands, except share data):
[CAPTION]

                                                 Three Months
                                               Ending January 31
                                                     1994
                                                     ----
                                                  (Unaudited)
      Sales                                        $  145,770
      Loss from continuing operations              $  (30,640)
      Net loss                                     $  (37,263)

      Loss per share:
        Continuing operations                      $     (.97)
        Net loss                                   $    (1.18)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.


(5)  Sale of Accounts Receivable:
     ---------------------------

     Through an accounts receivable purchase agreement with the First National Bank of Chicago ("First Chicago"), the Company at its option could sell up to $20,000,000 of eligible accounts receivable on an ongoing basis to First Chicago, until expiration of the agreement on March 10, 1995 at which time it was replaced with a new credit facility as discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations. Sales of accounts receivable under the agreement were subject to limited recourse. As needed, the Company replaced accounts receivable previously sold with new accounts receivable when the original receivables sold were collected. As of January 31, 1995 and October 31, 1994, $19,000,000 and $20,000,000 of accounts receivable were outstanding under the agreement and excluded from accounts receivable.

 (6) Commitments and Contingencies:
     -----------------------------

     At January 31, 1995 and 1994, approximately $37,400,000 in delinquent payments on Metcalf & Eddy's contract with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") contract were outstanding. In September 1990, Metcalf & Eddy, Inc. filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from PRASA. . On December 18, 1990, Metcalf & Eddy announced that it had suspended all work under the contract pending resolution of the litigation between the parties. Metcalf & Eddy's suit initially sought $27 million in damages for payment for goods and services Metcalf & Eddy sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, Metcalf & Eddy amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to Metcalf & Eddy with respect to the PRASA contract and violations of good faith and fair dealing under the contract. The matter is complex litigation and no assurance as to the final outcome of the litigation can be given.

     PRASA has been withholding payments under its contract with Metcalf & Eddy. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. Metcalf & Eddy disputes the findings of the PRASA audit and believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by Metcalf & Eddy. Discovery in this matter is completed. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. A Special Master has been appointed and is scheduled to issue an opinion in June 1995. The trial of this matter is scheduled to commence on July 17, 1995.

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

     As a result of these developments and the status of the litigation with PRASA to date, the Company in its fourth quarter ended October 31, 1992 recorded a $7,000,000 charge to earnings reflecting costs associated with the PRASA litigation. Additionally, in its third quarter ended July 31, 1994, the Company recorded a further charge to earnings of $11,200,000 to reflect a revised estimate of costs and expenses associated with this litigation and revised estimates of collectibility. Approximately $37,400,000 of amounts due from PRASA has been reclassified to other assets at October 31, 1994 due to the continuing trial delays. The PRASA related reserves are included in noncurrent liabilities at January 31, 1995 and October 31, 1994. If the Company were to recover less than all of the receivables owed it by PRASA, the Company would recognize a corresponding reduction in income (less any unutilized reserves) in the period in which a final determination of the amount to be recovered is reached.

     By letters dated February 9, 1995, counsel for Texas Electric Utilities Company ("TU Electric") made written demand against Air & Water Technologies Corporation, Research-Cottrell, Inc., Custodis-Hamon Constructors, Inc., Custodis Construction Company, Custodis-Ecodyne, Inc., and Custodis-Cottrell, Inc. ("Custodis") for any and all liability and damages growing out of or in any way connected with the collapse of a 600 foot chimney at the Monticello Steam Electric Station owned by TU Electric. TU Electric's demand letter indicates that while total damages have yet to be fully determined, the total amount of damages it will suffer is expected to be in excess of $100 million. The subject chimney collapsed on November 14, 1993 as its interior was being cleaned by employees of Custodis under a contract between Custodis and TU Electric pursuant to which Custodis was to be paid approximately $35,000. Custodis, as well as AWT and its other subsidiaries that are the subject of TU Electric's demand, have denied any liability for damages suffered by TU Electric as a result of the incident in question. Based on its investigation of this incident, including expert analysis, Custodis believes that the root cause of the chimney collapse was TU Electric's failure to properly maintain it. Based upon the facts and circumstances known to it at this time, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations, taken as a whole.

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


(7)  Reclassifications:
     -----------------

     Certain reclassifications have been made to conform the 1994 consolidated financial statements to the 1995 presentation.

ITEM II.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1994.

Results of Operations
- ---------------------
Summarized below is certain financial information relating to the core business segments of the Company (in thousands).

                                      Three Months Ending January 31,
                                              1995       1994
                                              ----       ----
Sales:
     Research - Cottrell                   $ 54,072    $ 54,550
     Metcalf & Eddy                          51,185      55,149
     PSG (Contract Operations)               41,785      11,637
     Other and Eliminations                   1,409       1,417
                                            -------     -------
                                           $148,451    $122,753
                                            =======     =======
Cost of Sales:
     Research - Cottrell                   $ 44,832    $ 52,899
     Metcalf & Eddy                          31,879      37,292
     PSG (Contract Operations)               35,755       9,424
     Other and Eliminations                     714         764
                                            -------     -------
                                           $113,180    $100,379
                                            =======     =======

Selling, General and Administrative Expenses:
     Research - Cottrell                   $  8,842    $  9,740
     Metcalf & Eddy                          18,466      17,339
     PSG (Contract Operations)                3,546         611
     Other                                      662         630
     Corporate (unallocated)                  2,830       2,158
                                            -------     -------
                                           $ 34,346    $ 30,478
                                            =======     =======
Amortization of Goodwill:
     Research - Cottrell                   $    813    $    816
     Metcalf & Eddy                             771         775
     PSG (Contract Operations)                  466         116
                                            -------     -------
                                           $  2,050    $  1,707
                                            =======     =======
Unusual Charges:
     Research - Cottrell                   $      -    $  8,000
     Metcalf & Eddy                               -           -
     PSG (Contract Operations)                    -           -
     Other                                        -       4,200
     Corporate                                    -       2,300
                                            -------     -------
                                           $      -    $ 14,500
                                            =======     =======

Operating Income (Loss):
     Research - Cottrell                   $   (415)   $(16,905)
     Metcalf & Eddy                              69        (257)
     PSG (Contract Operations)                2,018       1,486
     Other                                       33      (4,177)
     Corporate                               (2,830)     (4,458)
                                            -------     -------
                                           $ (1,125)   $(24,311)
                                            =======     =======

Three Months Ended  January 31, 1995 Compared to
- ------------------------------------------------
Three Months Ended January 31, 1994
- -----------------------------------

Sales of $148,451,000 for the three months ended January 31, 1995 increased from $122,753,000 in the prior comparable period. The increase is attributable to the acquisition of PSG off-set by lower sales volume within Metcalf & Eddy and to a lesser degree Research-Cottrell. PSG (Contract Operations) sales increased by $30,148,000 of which the additional sales resulting from the acquisition of PSG represented $29,618,000. Sales at Research-Cottrell decreased $478,000 compared to the prior comparable period. The decrease was principally attributable to the level of work derived from its backlog, of which lower volumes of approximately $6,140,000 and $3,608,000 were recorded primarily in Research-Cottrell's domestic particulate and acid gas control equipment product lines and chimney product lines. International sales of particulate and acid gas control equipment have increased by $2,714,000 and higher volume of $5,258,000 from VOC control equipment off-set the aforementioned decreases. Metcalf & Eddy sales decreased $3,964,000 primarily from lower Peace Shield pass-through sales representing direct project costs passed through to the client.

Cost of sales of $113,180,000 for the three months ended January 31, 1995 increased from $100,379,000 in the prior comparable period. The increase is attributable to the acquisition of PSG off-set by lower costs within Metcalf & Eddy and Research-Cottrell. Of the $26,331,000 increase in PSG (Contract Operations) cost of sales, $25,596,000 resulted from the PSG acquisition with the remainder primarily due to additional costs related to a composting facility and favorable change order settlements reflected in the prior period. Research-Cottrell cost of sales decreased by $8,067,000 to $44,832,000 primarily as a result of lower costs related to its emissions monitoring equipment ($4,200,000) and installation and construction costs associated with particulate control systems ($4,000,000).
Metcalf & Eddy costs of sales decreased $5,413,000 to $31,879,000 primarily due to lower sales volume described above and a $1,000,000 charge recorded in the prior period related to claims and asset valuations

Selling, general and administrative expenses of $34,346,000 increased from $30,478,000 in the prior period. Selling general and administrative expense in the PSG (Contract Operations) segment increased $2,935,000 primarily due to the PSG acquisition. Selling, general and administrative expenses at Research-Cottrell decreased $898,000 due to cost reductions within its particulate and acid gas control equipment, cooling tower and emissions monitoring product lines partially off-set with higher costs related to international activities. Selling general and administrative expenses in the Metcalf & Eddy segment increased by $1,127,000 due to higher bid and proposal and other related selling costs partially off-set by lower litigation costs compared to the prior period. Selling, general and administrative expense in corporate increased due to recruiting and unallocated legal and facility related costs.

The improved operating margins of all business units were essentially in line with management's expectations with the exception of the emissions monitoring equipment operation which is experiencing difficulties in resolving software issues related to systems recently shipped to utilities. Management is currently investigating the situation in order to develop and implement corrective measures.

During the three months ended January 31, 1994, the Company recorded an impaired asset valuation charge primarily related to certain businesses that no longer meet strategic objectives and are anticipated to be divested. These businesses primarily consist of certain manufacturing operations and properties which divert management attention from the Company's core products and services provided by Research-Cottrell, Metcalf & Eddy and PSG. As a result of the anticipated divestitures, the Company recorded a $14,500,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds. Total assets of these operations approximate $20,900,000 at January 31, 1995, which includes approximately $3,000,000 for accounts receivable, $2,000,000 for costs and estimated earnings in excess of billings, $3,200,000 for inventories, $6,100,000 for property plant and equipment, $2,900,000 for other assets and $3,700,000 for goodwill. As of January 31, 1995 several divestiture negotiations were ongoing. The sale of the assets of Pamco (natural gas compressor and power generation systems operations) was completed in November 1994 and is reported as a discontinued operation.

Interest expense decreased $541,000 although borrowings increased primarily due to lower interest rates during the current period compared to the prior period. Interest income decreased $272,000 primarily as a result of interest on a favorable tax settlement in the prior period. Other expenses decreased by $395,000 as a result of favorable foreign exchange gains.

During the first quarter of fiscal 1994, the Company's discontinued asbestos abatement operations incurred a loss of $3,229,000 primarily due to revisions of estimates of costs to complete on existing contracts.

On November 18, 1994, the Company sold substantially all of the net assets of Pamco for cash. Preliminary proceeds of $11,588,000 were received during November 1994, excluding $1,500,000 held in escrow, subject to the finalization of the closing account balance and collection of Pamco's accounts receivable. The related asset purchase agreement provides for a final purchase price based on the net asset valuation, as defined, as of the closing date. Additional proceeds of $1,038,000 were received during February 1995, including $750,000 previously held in escrow. The $3,394,000 charge reflected in the prior period consists of operating losses of $594,000 and an estimated loss on disposition of $2,800,000.


Financial Condition
- -------------------

On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to the Investment Agreement, pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000 and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG. As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefited from certain financial undertakings from CGE, including a $125,000,000 loan from CGE which bears interest at LIBOR plus 1.25% (currently 7.69%) and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer.

On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000,000 term loan from CGE to retire its 11.18% Senior Notes owed to The Prudential Insurance
Company of America.

Cash  used  by  continuing operations  for  the  three-month
period  ended January 31, 1995 amounted to $18,908,000.   In
addition, the Company's discontinued operations utilized $277,000 of cash, resulting in net cash used for operating
activities  of  $19,185,000.   The  Company  also   utilized
$2,681,000 of cash for capital expenditures, investments in environmental treatment facilities, software development and other investment activities during the period. These cash requirements were funded principally by $11,641,000 of short-term borrowings under its line of credit and preliminary proceeds of $11,588,000 from the sale of Pamco.

The Company's principal sources of liquidity to meet short-term working capital needs, in addition to its existing cash balances ($9,534,000 at January 31, 1995) consisted of its $70,000,000 Credit Agreement with a syndicate of banks represented by First Chicago and its $20,000,000 Accounts Receivable Purchase Agreement with First Chicago, both of which facilities expired on March 10, 1995 and were replaced with a new facility discussed below. Under this $70,000,000 Credit Agreement, the Company was able to borrow up to $40,000,000 for working capital purposes of which $30,000,000 was outstanding on January 31, 1995 (compared to $19,000,000 at October 31, 1994), with the remaining unused balance of the Credit Agreement available for Letters of Credit, of which $26,400,000 was issued and outstanding on January 31, 1995. Of these Letters of Credit outstanding, $14,300,000 support foreign borrowing facilities of which $10,641,000 was borrowed on January 31, 1995. Under the Company's Accounts Receivable Purchase Agreement, $19,000,000 was outstanding on January 31, 1995. At January 31, 1995 the Company had $14,600,000 of additional credit capacity available under the Credit Agreement.

On March 10, 1995, the Company entered into a new three-year $130,000,000 Senior Secured Credit Facility (the "New Credit Facility") with First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. The New Credit Facility replaces the Credit Agreement and the Accounts Receivable Purchase Agreement and increases the amount of borrowings available to the Company at a reduced cost. It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings (approximately $77,000,000 using January 31, 1995 financial data) and bear interest at LIBOR, as defined, plus .725% or at a defined bank rate approximating prime (currently 9%). The New Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The New Credit Facility contains certain financial and other restrictive covenants with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets and the payment of dividends or repurchase of subordinated debt. In addition, the agreement requires CGE to maintain a minimum 40% ownership interest in the Company.

As a result of the Company entering into the New Credit Facility, the Company's existing performance and surety bond agreements with Reliance Surety Company will terminate on April 6, 1995, absent an extension by Reliance. The Company is negotiating a new bond underwriting agreement with Reliance and expects to enter into a new arrangement by April 6, 1995 or shortly thereafter.

The Company believes that it has the ability to manage its cash needs and is currently continuing its efforts to control its expenses as well as reducing its working capital requirements. Further negotiations are continuing to be pursued with potential buyers of certain Company businesses no longer meeting strategic objectives. While the Company currently anticipates net proceeds of approximately $28,000,000 upon the sale of those businesses, of which $12,626,000 has been received through February 1995, no assurance can be given that such negotiations will result in the successful disposition of any of these businesses.

The businesses of the Company have not historically required significant ongoing capital expenditures. For three months ended January 31, 1995 and the years ended October 31, 1994 and 1993 total capital expenditures were $1,429,000, $5,523,000 and $3,880,000, respectively. At January 31,
1995, the Company had no material outstanding purchase commitments for capital expenditures.


Litigation
- ----------

In September 1990, Metcalf & Eddy, Inc. filed an action in United States District Court in San Juan, Puerto Rico, seeking $52 million in damages from the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). On December 18, 1990, Metcalf & Eddy announced that it had suspended all work under the contract pending resolution of the litigation between the parties. Metcalf & Eddy's suit initially sought $27 million in damages for payment for goods and services Metcalf & Eddy sold and rendered to PRASA under a contract to rehabilitate PRASA's wastewater treatment system and provide related program management services. In July 1991, Metcalf & Eddy amended its action to seek $37.4 million in damages for these delinquent payments, which represented the total account receivable with respect to the PRASA contract as of that date. The suit also claims damages for anticipated claims by suppliers to Metcalf & Eddy with respect to the PRASA contract and violations of good faith and fair dealing under the contract. The matter is complex litigation and no assurance as to the final outcome of the litigation can be given.

PRASA has been withholding payments under its contract with Metcalf & Eddy. An audit of the contract, dated November 16, 1990, performed by a governmental affiliate of PRASA, questioned up to $39,988,200 of billings for possible technical violations of equipment procurement procedures under the contract and charges outside the contract. Metcalf & Eddy disputes the findings of the PRASA audit and believes that substantially all of the billings questioned by the audit represent appropriate charges under the contract for goods and services provided to PRASA by Metcalf & Eddy. Discovery in this matter is completed. On April 15, 1994, the District Court issued an Order requiring a Special Master to assist the Court with the complex accounting matters in this case. A Special Master has been appointed and is scheduled to issue an opinion in June 1995. The trial of this matter is scheduled to commence on July 17, 1995.

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

By letters dated February 9, 1995, counsel for Texas Electric Utilities Company ("TU Electric") made written demand against Air & Water Technologies Corporation, Research-Cottrell, Inc., Custodis-Hamon Constructors, Inc., Custodis Construction Company, Custodis-Ecodyne, Inc., and Custodis-Cottrell, Inc. ("Custodis") for any and all liability and damages growing out of or in any way connected with the collapse of a 600 foot chimney at the Monticello Steam Electric Station owned by TU Electric. TU Electric's demand letter indicates that while total damages have yet to be fully determined, the total amount of damages it will suffer is expected to be in excess of $100 million. The subject chimney collapsed on November 14, 1993 as its interior was being cleaned by employees of Custodis under a contract between Custodis and TU Electric pursuant to which Custodis was to be paid approximately $35,000. Custodis, as well as AWT and its other subsidiaries that are the subject of TU Electric's demand, have denied any liability for damages suffered by TU Electric as a result of the incident in question. Based on its investigation of this incident, including expert analysis, Custodis believes that the root cause of the chimney collapse was TU Electric's failure to properly maintain it. Based upon the facts and circumstances known to it at this time, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position or results of operations, taken as a whole.

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


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------

                                          (registrant)



Date      March  17, 1995                  /s/Alain Brunais
     -----------------------               ----------------------
                                           Alain Brunais
                                           Chief Financial Officer