Form 10-Q
period 1994-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1995-06-14
CIK 823556

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    ACT OF 1934

For the transition period from _______________ to


                       Commission File Number  033-17921


                     Air & Water Technologies Corporation
          __________________________________________________________
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                            13-3418759
 (State or other Jurisdiction    (I.R.S. Employer Identification Number)
        of Corporation)


         U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
                   (Address of Principal Executive Offices)

                          Telephone:  (908) 685-4600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X      No        .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.

Class A

$.001 Par Value Common Stock                             32,018,004
     (Title of Class)                         (Number of Shares Outstanding)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     AIR & WATER TECHNOLOGIES CORPORATION
     CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1995 AND OCTOBER 31, 1994
                      (in thousands , except share data)

                 ASSETS                               1995           1994
                 ------                               ----           ----
                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                          $10,620      $11,021
   Accounts receivable, net                            99,302       80,534
   Costs and estimated earnings in excess of
       billings on uncompleted contracts               57,390       59,250
   Inventories                                         16,895       20,405
   Prepaid expenses and other current assets            7,401        7,281
   Net current assets of discontinued operations        1,691        9,825
                                                      -------      -------
        Total current assets                          193,299      188,316
                                                      -------      -------

PROPERTY, PLANT AND EQUIPMENT, net                     41,699       43,013
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES      22,855       23,343
DEFERRED DEBT ISSUANCE COSTS                            3,423        3,507
GOODWILL                                              278,983      283,638
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS         883        6,295
OTHER ASSETS                                           33,370       54,826
                                                      -------      -------
        Total assets                                $ 574,512    $ 602,938
                                                      =======      =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                              $   888      $29,000
   Current installments of long-term debt                 461          533
   Accounts payable                                    48,955       50,988
   Accrued expenses                                   119,524      126,158
   Billings in excess of costs and estimated
       earnings on uncompleted contracts               24,669       30,840
   Income taxes payable                                 1,833        2,003
                                                      -------      -------
        Total current liabilities                     196,330      239,522
                                                      -------      -------
NON-CURRENT LIABILITIES                                 6,700       42,700
                                                      -------      -------
LONG-TERM DEBT                                        309,348      245,984
                                                      -------      -------
MINORITY INTEREST IN AFFILIATES                             -          351
                                                      -------      -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 authorized,
   2,500,000 shares; issued 1,200,000 shares in
       1994; liquidation value $60,000                     12           12
   Common stock par value $.001 authorized
       100,000,000 shares; issued 32,107,906
       shares in 1995 and 1994                             32           32
   Additional paid-in capital                         427,028      427,028
   Accumulated deficit                               (365,204)    (352,580)
   Common stock in treasury, at cost                     (108)        (108)
   Cumulative currency translation adjustment             374           (3)
                                                      -------      -------
        Total stockholders' equity                     62,134       74,381
                                                      -------      -------
        Total liabilities and stockholders' equity  $ 574,512    $ 602,938
                                                      =======      =======

     The accompanying notes are an integral part of these statements.

                     AIR & WATER TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDING APRIL 30, 1995 AND 1994

                       (in thousands, except share data)
                                  (unaudited)


                                   Three Months               Six Months
                                 Ending April 30           Ending April 30
                              ----------------------    --------------------
                                  1995       1994         1995        1994
                              ----------   ---------    --------   ---------

SALES                        $ 155,832   $ 119,657      $304,283    $242,410

COST OF SALES                  116,045      96,667       229,225     197,046
                               -------     -------       -------     -------

Gross Margin                   39,787      22,990        75,058       45,364

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         34,325      33,084        68,671      63,562

AMORTIZATION OF GOODWILL         2,056       1,713         4,106       3,420

UNUSUAL CHARGES                      -           -             -      14,500
                               -------     -------       -------     -------

Operating Income (loss)          3,406     (11,807)        2,281     (36,118)

INTEREST EXPENSE                (6,325)     (6,713)      (12,047)    (12,976)

INTEREST INCOME                    211         249           332         642

OTHER EXPENSE, NET                (524)       (578)         (882)     (1,331)
                               -------     -------       -------     -------

Loss from continuing
operations before
income taxes and
minority interest               (3,232)    (18,849)      (10,316)    (49,783)

INCOME TAX PROVISION               267          63           560          41

MINORITY INTEREST                   82        (121)           98        (259)
                               -------     -------       -------     -------

Loss from continuing
operations                      (3,581)    (18,791)      (10,974)    (49,565)

LOSS FROM DISCONTINUED
OPERATIONS                           -     (34,956)            -     (41,579)
                               -------     -------       -------     -------

NET LOSS                       $(3,581)   $(53,747)     $(10,974)  $ (91,144)
                               =======     =======       =======     =======

LOSS PER SHARE:

Continuing operations          $  (.14)   $   (.75)     $   (.39)  $   (1.99)
                               =======     =======       =======     =======

Discontinued operations              =       (1.39)            =       (1.66)

LOSS PER SHARE                 $  (.14)   $  (2.14)     $   (.39)   $  (3.65)

Weighted average number of
  shares outstanding            32,018      25,065        32,018      24,940
                               =======     =======       =======     =======

       The accompanying notes are an integral part of these statements.

                     AIR & WATER TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDING APRIL 30, 1995 AND 1994
                                (in thousands)
                                  (unaudited)

                                                        1995          1994
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $(10,974)     $ (91,144)
     Adjustments to reconcile net
     income (loss) to net cash provided by
     (used for) continuing operations -
                 Discontinued operations                     -         41,579
                 Depreciation and amortization           9,123          8,173
                 Minority interest                          98           (259)
                 Other, net                               (438)             -
                                                       -------        -------
                                                        (2,191)       (41,651)
     Changes in assets and liabilities -
             (Increase) decrease in assets -
                 Accounts receivable                    (2,475)           804
                 Costs and estimated earnings
                     in excess of billings on
                     uncompleted contracts               1,860          4,991
                 Inventories                               309           (778)
                 Prepaid expenses and other current
                   assets                                 (308)          (878)
                 Other assets                           (1,761)           541
            Increases (decrease) in liabilities
                 Accounts payable                          724            281
                 Accrued expenses                      (11,565)        20,648
                 Billings in excess of costs and
                     estimated earnings on
                     uncompleted contracts              (5,999)         2,041
                 Income taxes                              118            138
                                                       -------        -------
                 Net cash used for continuing
                     operations                        (21,288)       (13,863)
                 Net cash provided by (used for)
                     discontinued operations             1,208        (14,773)
                                                       -------        -------
                 Net cash used for operating
                     activities                        (20,080)       (28,636)
                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of business                     12,338              -
     Capital expenditures                               (3,255)        (1,628)
     Investment in environmental treatment facilities      488         (1,907)
     Other, net                                         (2,245)        (2,222)
                                                       -------        -------
     Net cash provided by (used for) investing
       activities                                        7,326         (5,757)
                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                  -          5,000
     Payment of notes payable and longterm debt           (195)        (2,181)
     Net borrowings under credit facilities             35,388         21,966
     Accounts receivable sold (repurchased)            (20,000)         5,000
     Cash dividends paid                                (1,650)
     Other, net                                         (1,190)           157
                                                       -------        -------
     Net cash provided by financing activities          12,353         29,942
                                                       -------        -------
     Net decrease in cash and cash equivalents            (401)        (4,451)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        11,021          7,624
                                                       -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 10,620         $3,173
                                                       =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest         $ 11,900       $ 12,566
                                                       =======        =======

     The accompanying notes are an integral part of these statements.

                     AIR & WATER TECHNOLOGIES CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 30, 1995
                                  (unaudited)


     The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the consolidated financial statements of Air & Water Technologies Corporation and its consolidated subsidiaries (the "Company") as included in its Form 10K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1994. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

(1)   New Credit Facility:

      On March 10, 1995, the Company entered into a new threeyear $130 million Senior Secured Credit Facility (the "New Credit Facility") with First Chicago and Societe Generale acting as coagents for a syndicate which includes seven additional banks. The New Credit Facility replaces at a reduced cost the previous $70 million Credit Agreement (which provided for $40 million of borrowings and $30 million of letters of credit) and the $20 million Accounts Receivable Purchase Agreement (which was fully utilized at October 31, 1994). It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

      Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings and bear interest at LIBOR (currently 6%), as defined, plus .725% or at a defined bank rate approximating prime (currently 9%). The New Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The New Credit Facility contains certain financial and other restrictive covenants with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets and the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires Compagnie General des Eaux ("CGE") to maintain a minimum 40% ownership interest in the Company.

(2)   Commitments and Contingencies:

      On May 26, 1995, Metcalf & Eddy settled the litigation with the Puerto Rico Aqueduct and Sewer Authority (PRASA) that it initiated in September 1990. Pursuant to the terms of the settlement, Metcalf & Eddy will receive aggregate payments of $17.5 million, plus interest. Metcalf & Eddy will receive a payment of $4.5 million not later than June 26, 1995, at which time a Stipulation of Dismissal with Prejudice will be filed with the United States District Court for the District of Puerto Rico formally terminating the lawsuit. Metcalf & Eddy also received two $6.5 million negotiable promissory notes which bear interest at market rates and mature in May 1998 and August 2000, respectively. The payment obligations of PRASA under the settlement agreement and the negotiable promissory notes are guaranteed by the Government Development Bank of Puerto Rico. Metcalf & Eddy intends to sell the two PRASA notes in the near future.

      The Company and its subsidiaries are parties to various other legal actions arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such actions, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company taken as a whole. Reference is made to the Companys quarterly report on Form 10Q for the period ended January 31, 1995 for information regarding a demand by Texas Electric Utilities Company against the Company and certain subsidiaries for alleged damages.


(3)   Reclassifications:

      Certain reclassifications have been made to conform the 1994 consolidated financial statements to the 1995 presentation.


ITEM II.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1994.

Results of Operations

     Summarized below is certain financial information relating to the core environmental segments of the Company (in thousands):


                                 Three Months Ended         Six Months Ended
                                       April 30,                April 30,
                                  1995         1994         1995       1994
Sales:                          --------    --------      --------   --------

       Research - Cottrell      $ 59,307    $ 48,733      $113,379   $103,283
       Metcalf & Eddy             55,588      57,434       106,773    112,583
       PSG (Contract Operations)  39,814      11,930        81,599     23,567
       Other and Eliminations      1,123       1,560         2,532      2,977
                                --------    --------      --------   --------
                                $155,832    $119,657      $304,283   $242,410
                                ========    ========      ========   ========

Cost of Sales:

       Research - Cottrell      $ 47,194    $ 48,779      $ 92,026   $101,678
       Metcalf & Eddy             34,383      37,081        66,262     74,373
       PSG (Contract Operations)  34,026      10,021        69,781     19,445
       Other and Eliminations        442         786         1,156      1,550
                                --------    --------      --------   --------
                                $116,045    $ 96,667      $229,225   $197,046
                                ========    ========      ========   ========

Selling, General and
  Administrative Expenses:

       Research - Cottrell      $ 10,085    $ 11,241      $ 18,927   $ 20,981
       Metcalf & Eddy             18,337      17,181        36,803     34,520
       PSG (Contract Operations)   3,104         978         6,650      1,589
       Other and Eliminations        706         703         1,368      1,333
       Corporate (unallocated)     2,093       2,981         4,923      5,139
                                --------    --------      --------   --------
                                $ 34,325    $ 33,084      $ 68,671   $ 63,562
                                ========    ========      ========   ========

Amortization of Goodwill:

       Research - Cottrell      $    814    $    816      $ 1,627    $  1,632
       Metcalf & Eddy                776         781        1,547       1,556
       PSG (Contract Operations)     466         116          932         232
                                --------    --------      --------   --------
                                $  2,056    $  1,713      $ 4,106    $  3,420
                                ========    ========      ========   ========
Unusual Charges:

       Research - Cottrell      $      -    $      -      $     -    $  8,000
       Metcalf & Eddy                  -           -            -           -
       PSG (Contract Operations)       -           -            -           -
       Other                           -           -            -       4,200
       Corporate                       -           -            -       2,300
                                --------    --------      --------   --------
                                $      -    $      -      $     -    $ 14,500
                                ========    ========      ========   ========
Operating Income (Loss):

       Research - Cottrell      $  1,214    $(12,103)     $   799    $(29,008)
       Metcalf & Eddy              2,092       2,391        2,161       2,134
       PSG (Contract Operations)   2,218         815        4,236       2,301
       Other                         (25)         71            8      (4,106)
       Corporate                  (2,093)     (2,981)      (4,923)     (7,439)
                                --------    --------      --------   --------
                                $  3,406    $(11,807)     $ 2,281    $(36,118)
                                ========    ========      ========   ========


Three Months Ended  April 30, 1995 Compared to
  Three Months Ended April 30, 1994

     Sales of $155,832,000 for the three months ended April 30, 1995 increased from $119,657,000 in the prior comparable period. PSG (Contract Operations) sales increased by $27,884,000 of which the additional sales resulting from the June 1994 acquisition of PSG represented $27,902,000. Sales at Research - Cottrell increased $10,574,000 compared to the prior comparable period. The increase was principally attributable to higher volumes of approximately $7,870,000 in international sales of particulate and acid gas control systems. Metcalf & Eddy sales decreased $1,846,000 primarily from lower Peace Shield passthrough sales representing direct project costs passed through to the client. The higher margin labor based sales increased $1,200,000 during the period.

    Cost of sales of $116,045,000 for the three months ended April 30, 1995 increased from $96,667,000 in the prior comparable period. The increase is attributable to the acquisition of PSG offset by lower costs within Metcalf
& Eddy and Research - Cottrell. Of the $24,005,000 increase in PSG (Contract Operations) cost of sales, $24,391,000 resulted from the PSG acquisition with the remainder primarily due to additional costs related to a composting facility and favorable change order settlements reflected in the prior period. Research - Cottrell cost of sales decreased by $1,585,000 to $47,194,000 primarily as a result of lower costs related to its cooling tower business and acid gas control systems and installation and construction costs associated with particulate control systems, and chimney product lines. Metcalf & Eddy costs of sales decreased $2,698,000 to $34,383,000 primarily due to lower sales volume described above.

    Selling, general and administrative expenses of $34,325,000 increased from $33,084,000 in the prior period. Selling general and administrative expense in the PSG (Contract Operations) segment increased $2,126,000 primarily due to the PSG acquisition. Selling, general and administrative expenses at Research - Cottrell decreased $1,156,000 due to cost reductions within its particulate and acid gas control equipment and cooling tower product lines partially offset with higher costs related to international activities. Selling general and administrative expenses in the Metcalf & Eddy segment increased by $1,156,000 due to higher bid and proposal and other related selling costs and higher litigation costs compared to the prior period. Selling, general and administrative expense in corporate decreased significantly due to cost reduction efforts including unallocated promotional and facility related costs.

     In light of improvements in its current market climate and anticipated financial performance management has decided to retain the Companys cooling tower and heat transfer operations. The Company had previously contemplated selling these businesses and had recorded a charge for the difference between their net carrying value and managements estimate of the anticipated net sales proceeds. The Company continues to experience difficulties in resolving software issues related to its emissions monitoring systems previously shipped to utilities. The software issues are creating problems in collecting receivables due to claims and backcharges from certain utilities. Also, the Company will incur additional software, warranty and project closeout costs in resolving this situation. Management believes that the previously provided reserves for the Companys cooling tower, heat transfer and emissions monitoring operations are adequate in the aggregate, therefore these issues have not had a significant effect on the Companys consolidated financial position or results of its operations, taken as a whole as of April 30, 1995.

     Interest expense decreased $388,000 although borrowings increased primarily due to lower interest rates during the current period compared to the prior period.

     During the second quarter of fiscal 1994, a $35,000,000 charge was recorded to liquidate the Companys discontinued asbestos abatement operations.

Six Months Ended  April 30, 1995 Compared to
  Six Months Ended April 30, 1994

      Sales of $304,283,000 for the six months ended April 30, 1995 increased from $242,410,000 in the prior comparable period. PSG (Contract Operations) sales increased by $58,032,000 of which the additional sales resulting from the June 1994 acquisition of PSG represented $57,520,000. Sales at Research - Cottrell increased $10,096,000 compared to the prior comparable period. The increase was principally attributable to higher volumes of approximately $10,397,000 in international particulate and acid gas control equipment product lines. Metcalf & Eddy sales decreased $5,810,000 primarily from lower Peace Shield passthrough sales representing direct project costs passed through to the client. The higher margin labor based sales increased $1,600,000 during the period.

     Cost of sales of $229,225,000 for the six months ended April 30, 1995 increased from $197,046,000 in the prior comparable period. The increase is attributable to the acquisition of PSG offset by lower costs within Metcalf & Eddy and Research - Cottrell. Of the $50,336,000 increase in PSG (Contract Operations) cost of sales, $49,987,000 resulted from the PSG acquisition with the remainder primarily due to additional costs related to a composting facility and favorable change order settlements reflected in the prior period. Research - Cottrell cost of sales decreased by $9,652,000 to $92,026,000 primarily as a result of lower costs related to its emissions monitoring equipment and installation and construction costs associated with particulate and acid gas control systems, cooling tower and chimney product lines. Metcalf & Eddy costs of sales decreased $8,111,000 to $66,262,000 primarily due to lower sales volume described above and a $1,000,000 charge recorded in the prior period related to claims and asset valuations.

     Selling, general and administrative expenses of $68,671,000 increased from $63,562,000 in the prior period. Selling, general and administrative expenses in the PSG (Contract Operations) segment increased $5,061,000 primarily due to the PSG acquisition. Selling, general and administrative expenses at Research - Cottrell decreased $2,054,000 due to cost reductions within its particulate and acid gas control equipment and cooling tower product lines partially offset with higher costs related to international activities. Selling, general and administrative expenses in the Metcalf & Eddy segment increased by $2,283,000 due to higher bid and proposal and other related selling costs partially offset by lower litigation costs compared to the prior period. Selling, general and administrative expenses in corporate decreased due to cost reduction efforts, including unallocated promotional and facility related costs.

     During the six months ended April 30, 1994, the Company recorded an unusual charge primarily related to certain businesses that no longer met strategic objectives and were anticipated to be divested. These businesses primarily consisted of certain manufacturing operations and properties which diverted management attention from the Companys core products and services provided by Research - Cottrell, Metcalf & Eddy and PSG. As a result of the contemplated divestitures, the Company recorded a $14,500,000 charge representing the difference between the carrying value of these operations and management's estimate of the anticipated net sales proceeds.

    Interest expense decreased $929,000 although borrowings increased primarily due to lower interest rates during the current period compared to the prior period. Interest income decreased $310,000 primarily as a result of interest on a favorable tax settlement in the prior period.

     During fiscal 1994, a $38,229,000 charge was recorded to liquidate the Companys discontinued asbestos abatement operations.

Financial Condition

     Cash used by continuing operations for the six months ended April 30, 1995 amounted to $21.3 million primarily due to the emissions monitoring operations and cash outlays for reserves established in connection with the unusual charges recorded in the prior year. The Company also utilized $5.0 million of cash for capital expenditures, investments in environmental treatment facilities, software development and other investment activities during the period. These cash requirements were funded principally through proceeds from the sale of Pamco and borrowings under the Companys Credit Facilities discussed below.

     On March 10, 1995, the Company entered into a new threeyear $130 million Senior Secured Credit Facility (the "New Credit Facility") with First Chicago and Societe Generale acting as coagents for a syndicate which includes seven additional banks. The New Credit Facility replaces at a reduced cost the previous $70 million Credit Agreement (which provided for $40 million of borrowings and $30 million of letters of credit) and the $20 million Accounts Receivable Purchase Agreement (which was fully utilized at October 31, 1994). It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

     Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings and bear interest at LIBOR (currently 6%), as defined, plus .725% or at a defined bank rate approximating prime (currently 9%). The New Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The New Credit Facility contains certain financial and other restrictive covenants with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets and the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires CGE to maintain a minimum 40% ownership interest in the Company.

     Under the New Credit Facility at April 30, 1995 the Company had outstanding borrowings of $63.5 million (capacity of $80.1 million) and issued and outstanding letters of credit of $18.1 million (capacity of $49.9 million). The Company expects its operations to continue to use cash during the next six months but it anticipates a reduction in the cash requirements for its emissions monitoring operations and cash outlays for reserves established in connection with the prior years unusual charges. The Company believes that it has the ability to manage its cash needs and is currently continuing its efforts to control its expenses as well as reducing its working capital requirements. Proceeds of $13.0 million were received through May 1995 related to the Companys sale of substantially all of the net assets of its Pamco operations. Further negotiations are continuing to be pursued with potential buyers of certain Company businesses no longer meeting strategic objectives. While the Company currently anticipates additional net proceeds of approximately $6.0 million upon the sale of those businesses no assurance can be given that such negotiations will result in the successful disposition of any of these businesses. In addition, the Company intends to sell the negotiable notes obtained in conjunction with the PRASA settlement.

     The businesses of the Company have not historically required significant ongoing capital expenditures. For the six months ended April 30, 1995 and the years ended October 31, 1994 and 1993, total capital expenditures were $3,255,000, $5,523,000 and $3,880,000, respectively. At April 30, 1995, the Company had no material outstanding purchase commitments for capital expenditures.

     As a result of the Company entering into the New Credit Facility, the Companys existing performance and surety bond agreements with Reliance Surety Company will terminate on July 14, 1995, absent an extension by Reliance. The Company is negotiating a new bond underwriting agreement with Reliance and expects to enter into a new arrangement by July 14, 1995 or shortly thereafter.

                        PART II.  OTHER INFORMATION


ITEM  1.   Legal Proceedings


           Reference is made to Part I Item 1 (Note 2 to the Interim Consolidated Financial Statements) for a discussion of the resolution of the Company's lawsuit against the Puerto Rico Aqueduct and Sewer Authority.

           Reference is made to the Companys quarterly report on Form 10Q for the three months ended January 31, 1995 for information regarding a demand by Texas Electric Utilities Company against the Company and certain subsidiaries for alleged damages.

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

ITEMS 2-5. There are no reportable items under Part II, items 2 through 5.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                Exhibit 1. Secured Guaranteed Credit Agreement dated as of March 10, 1995.

                Exhibit 2. Settlement Agreement dated May 26, 1995 by and between Metcalf & Eddy, Inc. et al. and Puerto Rico Aqueduct and Sewer Authority.

                Exhibit 11. Computation of per share earnings.

                Exhibit 27. Financial Data Schedule

     (b) On June 2, 1995, the Company filed a report on Form 8K reporting the settlement of the PRASA litigation. See Part I Item 1 -- Note 2 to the Interim Consolidated Financial Statements.


                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                                  AIR & WATER TECHNOLOGIES CORPORATION
                                                (registrant)



Date  June 14, 1995                    /s/ Alain Brunais
                                   -----------------------------------
                                           Alain Brunais
                                           Chief Financial Officer