Form 10-Q
period 1995-07-31
AIR & WATER TECHNOLOGIES CORP
filed 1995-09-13
CIK 823556

                            FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549





  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
------
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995
                               -------------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------
SECURITIES ACT OF 1934


For the transition period from           to
                                ---------    ----------


                Commission File Number  033-17921
                                        ---------

              Air & Water Technologies Corporation
   __________________________________________________________
     (Exact Name of Registrant as Specified in its Charter)


  Delaware                                          13-3418759
  --------                                          ----------
(State or other Jurisdiction                   (I.R.S. Employer Identification
 of Corporation)                                      Number)


  U.S. Highway 22 West and Station Road, Branchburg, NJ  08876 ---------------
  ---------------------------------------------
            (Address of Principal Executive Offices)

                   Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such
reports),  and  (2)  has  been  subject  to  such   filing
requirements for the past 90 days.
 Yes    X      No         .
      ----        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

Class A

$.001 Par Value Common Stock                       32,018,004
----------------------------                       ----------
(Title of Class)                          (Number of Shares
Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
 CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1995 AND OCTOBER 31, 1994
 --------------------------------------------------------------------
               (in thousands , except share data)
                ------------------------------
[CAPTION]

             ASSETS                                       1995       1994
             ------                                       ----       ----
                                                       (unaudited)
                                                        ---------

CURRENT ASSETS:
  Cash and cash equivalents                             $   9,060   $ 11,021
  Accounts receivable, net                                 87,743     80,534
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                    53,332     59,250
  Inventories                                              17,426     20,405
  Prepaid expenses and other current assets                 9,228      7,281
   Net current assets of discontinued operations            1,449      9,825
                                                          -------    -------
      Total current assets                                178,238    188,316

PROPERTY, PLANT AND EQUIPMENT, net                         40,370     43,013
INVESTMENTS  IN  ENVIRONMENTAL TREATMENT FACILITIES        22,745     23,343
DEFERRED DEBT ISSUANCE COSTS                                3,379      3,507
GOODWILL                                                  278,622    283,638
NET  NON-CURRENT  ASSETS  OF  DISCONTINUED  OPERATIONS        883      6,295
OTHER ASSETS                                               36,624     54,826
                                                          -------    -------
      Total assets                                       $560,861   $602,938
                                                          =======    =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                  $      -   $ 29,000
  Current installments of long-term debt                      402        533
  Accounts payable                                         42,710     50,988
  Accrued expenses                                        109,149    126,158
  Billings in excess of costs and estimated earnings on
      uncompleted contracts                                24,819     30,840
  Income taxes payable                                      2,800      2,003
                                                          -------    -------
      Total current liabilities                           179,880    239,522
                                                          -------    -------
NON-CURRENT LIABILITIES                                     6,700     42,700
                                                          -------    -------
LONG-TERM DEBT                                            313,206    245,984
                                                          -------    -------
MINORITY INTEREST IN AFFILIATES                                 -        351
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized, 2,500,000 shares;issued
   1,200,000 shares in 1994; liquidation
   value $60,000                                              12          12
  Common stock par value $.001 authorized 100,000,000 shares;
       issued  32,107,906  shares in  1995  and  1994          32         32
  Additional paid-in capital                              427,028    427,028
  Accumulated deficit                                    (365,924)  (352,580)
  Common stock in treasury, at cost                          (108)      (108)
  Cumulative currency translation adjustment                   35         (3)
                                                          -------     ------
      Total stockholders' equity                           61,075     74,381
                                                          -------     ------

      Total liabilities and stockholders' equity        $560,861    $602,938
                                                         =======     =======

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
  FOR THE THREE AND NINE MONTH PERIODS ENDING JULY 31, 1995 AND 1994
  -------------------------------------------------------------
                (in thousands, except share data)
                  ------------------------

                           (unaudited)
                            ---------

                                Three Months          Nine Months
                               Ending July 31        Ending July 31
                               -------------        --------------

                                1995        1994         1995        1994
                                ----        ----         ----        ----

SALES                         $146,174    $135,774     $450,457   $378,184

COST OF SALES                  103,704     104,310      332,929    301,356
                               -------     -------      -------     ------
Gross margin                   42,470      31,464      117,528      76,828

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         33,525      33,647      102,196     97,209

AMORTIZATION OF GOODWILL         2,060       1,873        6,166      5,293

UNUSUAL CHARGES                      -     107,000            -    121,500
                               -------     -------      -------     ------

     Operating income (loss)     6,885    (111,056)       9,166   (147,174)

INTEREST EXPENSE                (6,263)     (5,974)     (18,310)   (18,950)

INTEREST INCOME                    315         183          647         825

OTHER EXPENSE, NET                (228)     (1,208)      (1,110)     (2,539)
                                -------     -------      -------     ------

 Income (loss) from continuing
   operations before income taxes
   and minority interest           709    (118,055)      (9,607)   (167,838)

INCOME TAX PROVISION               604         716        1,164         757

MINORITY INTEREST                    -          20           98       (239)
                                -------     -------      -------    -------
 Income (loss) from continuing
   operations                      105    (118,791)     (10,869)   (168,356)

LOSS FROM DISCONTINUED OPERATIONS    -      (1,010)           -     (42,589)

EXTRAORDINARY ITEM                   -      (8,000)           -      (8,000)
                               -------     -------      -------      -------
NET INCOME (LOSS)              $   105   $(127,801)    $(10,869)  $(218,945)
                               =======     =======      =======     =======
LOSS PER COMMON SHARE:
 (AFTER PREFERRED STOCK DIVIDEND)
 Continuing operations          $ (.02)  $   (4.15)    $   (.42)  $  (6.44)
 Discontinued operations             -        (.04)           -      (1.63)
 Extraordinary item                  -        (.28)           -       (.30)
                                -------     -------      -------    -------
LOSS PER COMMON SHARE           $ (.02)  $   (4.47)    $   (.42)  $  (8.37)
                                =======     =======      =======    =======
 Weighted average number of
   shares outstanding            32,018     28,710       32,018     26,210
                                =======    =======      =======    =======

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
             CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------
      FOR THE NINE MONTH PERIODS ENDING JULY 31, 1995 AND 1994
       --------------------------------------------------------
                         (in thousands)
                           (unaudited)
                            ---------

                                                            1995      1994
                                                            ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(10,869) $(218,945)
  Adjustments to reconcile net income (loss)
    to net cash provided by
         (used for) continuing operations -
                 Discontinued operations                        -     42,589
                 Depreciation and amortization             13,602     13,606
                 Minority interest                             98       (239)
                 Other, net                                  (438)         -
                 Extraordinary item                             -      8,000
                                                          -------      ------
                                                            2,393   (154,989)

     Changes in assets and liabilities -
         (Increase) decrease in assets -
                 Accounts receivable                        9,084     20,079
                 Costs and estimated earnings in excess
                   of billings on uncompleted contracts     5,804     15,318
                 Inventories                                 (222)     1,856
                 Prepaid expenses and other current assets (1,707)     7,724
                 Other assets                              (3,352)     2,635
            Increase (decrease) in liabilities -
                 Accounts payable                          (5,398)   (11,371)
                 Accrued expenses                         (21,841)    57,144
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts       (5,849)    (6,753)
                 Income taxes                                 944     (2,950)
                 Other liabilities                              -     28,000
                                                          -------     -------
                 Net cash used for continuing operations  (20,144)   (43,307)
                 Net cash provided by (used for)
                   discontinued operations                    861    (20,211)
                                                          -------    -------
                 Net cash used for operating activities   (19,283)   (63,518)
                                                          -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of business                        12,962           -
     Capital expenditures                                  (5,140)     (2,808)
     Investment in environmental treatment facilities         598         304
     Other, net                                            (4,387)     (2,149)
                                                          -------     -------
            Net cash provided by (used for)
              investing activities                          4,033      (4,653)
                                                          -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and
       preferred stock                                          -      64,598
     Proceeds from issuance of notes payable and
       long-term debt                                           -     125,000
     Payment of notes payable and long-term debt             (532)   (109,968)
     Net borrowings under credit facilities                38,500     (13,471)
     Accounts receivable sold (repurchased)               (20,000)          -
     Cash dividends paid                                   (2,475)       (145)
     Other, net                                            (2,204)        573
                                                          -------     -------
             Net cash provided by financing activities     13,289      66,587
                                                          -------     -------
             Net decrease in cash and cash equivalents     (1,961)     (1,584)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           11,021       7,624
                                                          -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,060    $  6,040
                                                          =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                 $ 19,599    $ 21,217
                                                          =======     =======

The accompanying notes are an integral part of these statements.

            AIR & WATER TECHNOLOGIES CORPORATION
            ------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                        JULY 31, 1995
                        -------------
                         (unaudited)
                          ---------


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


(1)  New Credit Facility:
     -------------------
     On March 10, 1995, the Company entered into a new three year $130 million Senior Secured Credit Facility (the "New Credit Facility") with First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings and bear interest at LIBOR (currently 6%), as defined, plus
     .725%   or  at  a  defined  bank  rate  approximating
     prime
     (currently 8.75). Under the New Credit Facility at July 31, 1995 the Company had outstanding borrowings of $67.5 million (capacity of $75.3 million) and issued and outstanding letters of credit of $17.4 million (capacity of $54.7 million).


(2)  Commitments and Contingencies:
     -----------------------------

     On May 26, 1995, Metcalf & Eddy settled the litigation with the Puerto Rico Aqueduct and Sewer Authority (PRASA) that it initiated in September 1990. Pursuant to the terms of the settlement, Metcalf & Eddy will receive aggregate payments of $17.5 million, plus interest. Metcalf & Eddy received payment of $4.5 million on June 26, 1995, at which time a Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Puerto Rico formally
     terminating  the lawsuit.   Metcalf  &  Eddy  also
     received two $6.5 million negotiable promissory notes which bear interest at market rates and mature in May 1998 and August 2000, respectively. On September 1, 1995, Metcalf & Eddy sold the two notes and received net proceeds of $12.8 million of cash, after applicable fees and expenses.

     The Company and its subsidiaries are parties to various other legal actions arising in the normal course of their businesses, some of which involve claims for
     substantial sums.   The  Company believes that the
     disposition  of  such actions, individually or in the
     aggregate, will not  have  a material   adverse  effect
     on  the  consolidated  financial position or results of
     operations of the Company taken as  a whole.   Reference
     is made to the Company's quarterly report on Form 10-Q for the period ended January 31, 1995 for information regarding a demand by Texas Electric Utilities Company against the Company and certain subsidiaries for alleged damages.


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

Results of Operations
---------------------
Summarized below is certain financial information relating to the core segments of the Company (in thousands):

                       Three Months Ended July 31    Nine Months Ended July 31
                       --------------------------    -------------------------
                              1995          1994             1995       1994
                              ----          ----             ----       ----
Sales:
   Research - Cottrell     $ 50,174      $ 58,144        $163,553   $161,427
   Metcalf & Eddy            53,580        51,365         160,353    163,948
   PSG (Contract Operations) 42,321        24,756         123,920      8,323
   Other and Eliminations        99         1,509           2,631      4,486
                            -------       -------         -------     ------
                           $146,174      $135,774        $450,457   $378,184
                            =======       =======         =======    =======

Cost of Sales:
   Research - Cottrell     $ 37,119      $ 49,808        $129,145   $151,486
   Metcalf & Eddy            30,686        31,413          96,948    105,786
   PSG (Contract Operations  36,451        22,221         106,232     41,666
   Other and Eliminations      (552)          868             604      2,418
                            -------       -------         -------     ------
                           $103,704      $104,310        $332,929   $301,356
                            =======       =======         =======    =======

Selling, General and Administrative Expenses:
   Research - Cottrell     $  9,392      $ 10,075       $  28,319   $ 31,056
   Metcalf & Eddy            18,210        17,866          55,013     52,386
   PSG (Contract Operations)  3,161         2,325           9,811      3,914
   Other and Eliminations       705           634           2,073      1,967
   Corporate (unallocated)    2,057         2,747           6,980      7,886
                            -------       -------         -------    -------
                           $ 33,525      $ 33,647        $102,196   $ 97,209
                            =======       =======         =======    =======

Amortization of Goodwill:
   Research - Cottrell     $    809      $    817        $  2,436   $  2,449
   Metcalf & Eddy               774           765           2,321      2,321
   PSG (Contract Operations)    477           291           1,409        523
                            -------       -------         -------    -------
                           $  2,060      $  1,873        $  6,166   $  5,293
                            =======       =======         =======    =======

Unusual Charges:
   Research - Cottrell     $      -      $ 63,800        $      -   $71,800
   Metcalf & Eddy                 -        30,800               -    30,800
   PSG (Contract Operations)      -         1,000               -     1,000
   Other                          -             -               -     4,200
   Corporate                      -        11,400               -    13,700
                            -------       -------         -------    ------
                           $      -      $107,000        $      -  $121,500
                            =======       =======         =======   =======

 Operating Income (Loss):
   Research - Cottrell     $  2,854      $(66,356)       $  3,653  $(95,364)
   Metcalf & Eddy             3,910       (29,479)          6,071   (27,345)
   PSG (Contract Operations)  2,232        (1,081)          6,468     1,220
   Other                        (54)            7             (46)   (4,099)
   Corporate                 (2,057)      (14,147)         (6,980)  (21,586)
                            -------       -------         -------    ------
                           $  6,885     $(111,056)       $  9,166 $(147,174)
                            =======       =======         =======   =======

Research-Cottrell
-----------------

Excluding  the  impact of the prior period  unusual  charges discussed below, operating income increased by $5.4
million and  $27.2  million during the three and nine
month  periods ended July 31, 1995.  The increase in these
periods resulted from  higher gross margins of $4.7
million and $24.5 million primarily  due  to additional
costs required  in  the  prior periods   to  complete
particulate  and  acid  gas  control systems,  chimneys
and  emissions  monitoring  systems($1.4 million  and
$15.2 million, respectively) as well as  higher gross
margins  within the international and  cooling  tower
operations primarily due to higher sales volumes  and  to
a lesser  extent  improved execution ($2.6  million  and
$6.6 million,   respectively).   Also  impacting the favorable
results  were  lower  SGA  ($.7 million  and  $2.7
million, respectively)  due  to cost reductions in
substantially  all product lines primarily within the
particulate and acid  gas control  equipment, emissions
monitoring systems and cooling tower  product lines which
were only partially off-set  with higher costs within the
international activities.

Sales  decreased  by  $8.0 million  and  increased  by
$2.1 million  during the three and nine month periods
ended  July 31,  1995,  respectively.  The  changes in these periods resulted  from  higher international sales of
international particulate  and  acid  gas control systems
due  to  better geographical market penetration in Europe
and the  Far  East ($6.3  million and $16.7 million,
respectively)  and  higher sales  from  the cooling tower
operations driven  by  higher orders ($4.7 million and
$8.0 million, respectively).      Also
contributing  to the increase in the nine month period
were higher  sales  of VOC control systems due to higher
demands driven  by  the  requirements under the 1990 Clean
Air  Act Amendments  ($7.9  million).   Partially
offsetting   these increases  during the periods were
lower sales  of  emission monitors ($16.6 million and
$19.1 million, respectively) and chimney  products  and
services  ($6.2  million  and  $12.2 million,
respectively) primarily due to the timing  of  the demand
requirements under the 1990 Clean Air Act Amendments.

In  light of improvements in its current market climate
and anticipated financial performance, management has
decided to retain   the  Company's  cooling  tower  and
heat  transfer operations.  The Company had previously
contemplated selling
these   businesses  and  had  recorded  a  charge  for the
difference between their net carrying value and
management's estimate of the anticipated net sales
proceeds.  The Company continues  to experience
difficulties in resolving  software issues   related   to
its  emissions  monitoring   systems
previously  shipped to utilities.  The software  issues
are creating  problems in collecting receivables due  to
claims and  back-charges from certain utilities.  Also,
the Company will  incur additional software, warranty and
project closeout  costs in resolving this situation.
Management believes that  the  previously provided
reserves  for  the  Company's cooling   tower,  heat
transfer  and  emissions  monitoring operations  are
adequate in the aggregate, therefore  these issues  have
not had a significant effect on the  Company's
consolidated   financial  position   or   results of its
operations, taken as a whole as of July 31, 1995.

The  unusual  charges reflected in the  prior  periods
were primarily related to certain contemplated business
divestitures  ($36.0  million), costs and  asset
writedowns associated primarily with warranty and other
claims  in  the electrostatic   precipitators   and
continuous emissions
monitoring  product  lines  ($22.5  million),  write-off
of substantially   all  of  the  capitalized   software
costs reflecting  a  shift  in  focus  to  a  standard
industrial continuous emission monitor ($9.0 million) and
other charges including  lease  terminations, litigation
costs,  insurance claims and severance ($4.3 million).

Metcalf & Eddy
--------------

Excluding  the  impact of the prior period  unusual
charges discussed  below,  the operating income  increased
by  $2.6 million  during the three and nine month periods
ended  July 31,  1995.   The  improved  performance
resulted  from  the incremental  margin  related to the
increased  labor  based sales  and  other favorable mix
impacts as well as  improved execution  on  several
projects as a  result  of  obtaining contractual
amendments and lower than previously anticipated direct
project costs.  Partially off-setting  the  improved
margins  were  higher SG&A ($.3 million and  $2.6
million). These  changes  were  primarily due  to
increased  bid  and proposal  and other related selling
costs as well as  higher fringe benefits which were
partially off-set by various cost reductions including
facility related costs.


Sales increased by $2.2 million and decreased by $3.6 million during the three and nine months ended July
31, 1995 primarily due to changes in pass-through sales volume, Peace Shield, representing direct project costs passed through to the client. The higher margin labor based sales increased by $2.8 million and $5.3 million during the periods.

The  unusual  charges reflected in the  prior  periods
were primarily  related to the PRASA litigation ($11.2
million), estimated costs to settle  pending  litigation   ($10.6
million),  the termination of certain leases and closing
of certain  facilities ($6.1 million) and other items
including insurance claims and severance ($2.9 million).

PSG (Contract Operations)
-------------------------

Excluding the impact of a $1.0 million prior period
unusual charge   related  to  asset  valuations,  and  the
proforma operating   income  impact  assuming  the  June
1994 PSG acquisition  occurred on November 1, 1993 ($.4  million
and $1.5   million,  respectively)  operating  income
increased during the three and nine month periods ended
July 31,  1995 by $1.9 million and $2.8 million.  The
increase in operating income during the periods were
primarily due to new business development  which resulted
in additional service  contracts and   cost  reductions
attained  in  connection  with the
consolidation   of   the  Metcalf  &   Eddy   Services
and Professional Services Group operations.

Sales  increased by $17.6 million and $75.6  million
during the  three and nine month periods ended July 31,
1995.  The increases  during  the  periods  are  attributable  to the aforementioned proforma sales impact of the PSG
acquisition ($10.9  million  and  $55.6 million,
respectively)  and  new business  development which
resulted in  additional  service contract   revenues
($6.7  million  and   $20.0 million, respectively).

Corporate and Other
-------------------

The    corporate   (unallocated)   selling,   general and
administrative  expenses decreased by $.7  million  and
$.9 million  during the three and nine month periods ended
July 31,   1995   due   to  cost  reduction  efforts,
including unallocated promotional and facility related
costs.

The  unusual  charges reflected in the  prior  periods
were primarily  related  to  severance  ($8.3  million),
certain contemplated business divestitures ($6.5) and
other  charges including  lease  terminations and pending
litigation  costs ($3.1).   Additional charges reflected
in the  prior  period include  losses  from  the
discontinued  asbestos  abatement operations  ($38.2
million)  and  PAMCO  operations   ($4.4 million) and an
$8.0 million extraordinary loss on the early retirement
of  the 11.18% Senior Notes with the  Prudential Insurance
Company of America.

Financial Condition
-------------------

Cash used by continuing operations for the nine month period ended July 31, 1995 amounted to $20.1 million primarily due to the emissions monitoring operations and cash outlays for reserves established in connection with the unusual charges recorded in the prior year. The
Company also utilized $8.9 million of cash for capital expenditures, investments in environmental treatment facilities, software development and other investment activities during the period. These cash requirements were funded principally through proceeds from the sale of Pamco and borrowings under the Company's Credit
Facilities discussed below.

On March 10, 1995, the Company entered into a new three-
year $130 million Senior Secured Credit Facility (the "New
Credit Facility") with First Chicago and Societe Generale
acting as co-agents  for  a syndicate which includes seven
additional banks.   The New Credit Facility replaces at a
reduced  cost the  previous  $70 million Credit Agreement
(which  provided for $40 million of borrowings and $30
million of letters  of credit)  and  the  $20 million
Accounts Receivable  Purchase
Agreement  (which was fully utilized at October  31,
1994). It   is   primarily  designed  to  finance  working
capital requirements  and  allow  for the  issuance  of
letters  of credit,  both subject to limitations and
secured by a  first security interest in substantially all
of the assets of  the Company.

Of  the total commitment, borrowings are limited to the
sum of   a percentage   of   certain   eligible receivables,
inventories, net property, plant and equipment and costs
and estimated  earnings in excess of billings and bear
interest at  LIBOR  (currently 6%), as defined, plus .725%
or  at  a defined  bank  rate  approximating prime
(currently  8.75%). The  New  Credit Facility also allows
for certain additional borrowings, including, among other
things, project financing and  foreign  borrowing
facilities, subject to  limitations. The New Credit
Facility contains certain financial and other restrictive
covenants  with  respect to the Company,
including,  among other things, the maintenance  of
certain financial  ratios,  and restrictions on  the
incurrence  of additional  indebtedness, acquisitions, the
sale  of  assets and   the  payment  of  dividends  and
the  repurchase of subordinated debt.  In addition, the agreement requires
CGE to maintain a minimum 40% ownership interest in the
Company.

Under  the New Credit Facility at July 31, 1995 the
Company had  outstanding  borrowings of $67.5 million
(capacity  of $75.3  million) and issued and outstanding
letters of credit of  $17.4  million (capacity of $54.7
million). The  Company expects  its operations to continue
to use cash  during  the next three months due to cash
requirements for its emissions monitoring   operations
and  cash  outlays for reserves
established  in  connection with the  prior  year's
unusual charges.    The Company believes that it has the
ability  to manage  its  cash  needs  and is  currently
continuing  its efforts  to  control its expenses as well
as  reducing  its working  capital  requirements.
Proceeds of  $13.0  million were   received  through
September  1995  related  to the
Company's sale of substantially all of the net assets of
its Pamco operations. Further negotiations are continuing
to  be pursued  with potential buyers of certain Company
businesses no  longer meeting strategic objectives.  While
the  Company currently anticipates additional net proceeds of approximately $3.0 million upon the sale of those
businesses no assurance can be given that such
negotiations will result in  the  successful disposition
of any of these  businesses. On  September  1, 1995,
Metcalf & Eddy sold  the  two  notes obtained  in
conjunction  with  the  PRASA  settlement  and received
net  proceeds  of $12.8  million  of  cash,  after
applicable fees and expenses.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the nine months ended July 31, 1995 and the years ended
October 31, 1994 and 1993 total capital expenditures were $5,140,000, $5,523,000 and $3,880,000, respectively.
At July 31, 1995, the Company had no material outstanding purchase commitments for capital expenditures.

Historically,  AWT  and its subsidiaries  obtained  bid
and performance  bonds  pursuant  to  agreements  with
Reliance Insurance Company and  certain   of   its   affiliates
(collectively, "Reliance").  On June 27, 1995, AWT  and
its subsidiaries  entered into an agreement with  United States
Fidelity  and Guaranty Company and certain of its
affiliates (collectively, "USF&G") pursuant to which USF&G
also  agreed to  issue bid and performance bonds on behalf
of AWT and its subsidiaries.     In    subsequent
discussions    between representatives of AWT and
Reliance, Reliance indicated that it  did not wish to act
as a co-surety or shared-surety with respect to AWT's
bonding requirements.  As a result of  such decision  by
Reliance,  AWT anticipates  that  its  bonding
requirements  will be provided by USF&G in  the
foreseeable future.

PART II.  OTHER INFORMATION


ITEM  I.    Legal Proceedings


     Reference  is  made to Part I, Item I (Note  2  to  the
     Interim Consolidated Financial Statements) for a discussion of the resolution of the Company's lawsuit against the Puerto Rico Aqueduct and Sewer Authority.

     Reference is made to the Company's quarterly report on Form 10-
     Q for the three-months ended January 31, 1995 for information regarding a demand by Texas Electric Utilities
     Company against the Company and certain subsidiaries for alleged damages.

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

ITEM 2-5

     There are no reportable items under Part II, items 2 through 5.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

  Exhibit 11.  Computation of per share earnings.

  Exhibit 27.  Financial Data Supplement

(b) On June 2, 1995, the Company filed a report on Form 8-K reporting the settlement of the PRASA litigation. See Part
     I, Item I -- Note 2 to the Interim Consolidated
     Financial Statements.














                             SIGNATURE
                              ---------
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                               AIR & WATER TECHNOLOGIES CORPORATION
                               -----------------------------------
                                            (registrant)



Date      September 13, 1995                 /s/ Alain Brunais
          ------------------                 -----------------
                                             Alain Brunais
                                             Chief Financial Officer




