Form 10-K405
period 1995-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1996-01-29
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C.  20549

				   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended October 31, 1995
				      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from            to           .

Commission file number:  033-17921

		     AIR & WATER TECHNOLOGIES CORPORATION
	    _____________________________________________________
	    (Exact Name of Registrant as Specified in its Charter)

	   Delaware                                  13-3418759
_______________________________        _______________________________________
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)

 P.O. Box 1500, Somerville, New Jersey                  08876
________________________________________              __________
(Address of Principal Executive Offices)              (Zip Code)

   (Registrant's Telephone Number, Including Area Code)  (908) 685-4600

			   _____________________

	Securities registered pursuant to Section 12(b) of the Act:

						    Name of each exchange
      Title of each class                            on which registered
      __________________                        ____________________________
      Class A Common Stock,
      $.001 par value                           American Stock Exchange, Inc.

			   ____________________

	  Securities registered pursuant to Section 12(g) of the Act:
				     None
				     ____
			   ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			     Yes X          No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $103,501,389 on December 29, 1995.

The number of outstanding shares of the Registrant's Class A Common stock, par value $.001 per share, was 32,018,004 on December 29, 1995.

      The Exhibit Index to this Annual Report on Form 10-K is located at Page 53 herein.


ITEM 1.   BUSINESS

BACKGROUND

   Air and Water Technologies Corporation ("AWT" or the "Company"), through its subsidiaries, provides a comprehensive range of services and technologies directed principally at providing complete services for the operation, maintenance and management of water and wastewater treatment systems; engineering, design and construction of water and wastewater facilities; the remediation of hazardous waste; and services and technologies for controlling air pollution. AWT believes it provides a complement of products and services that satisfy the environmental and essential services needs of its targeted client base. AWT markets its products and services through three renowned trade names; Professional Services Group ("PSG") for the operation, maintenance and management of water and wastewater treatment systems, Metcalf & Eddy for water, wastewater-related and hazardous waste products and engineering services, and Research-Cottrell for air-related products and services. Professional Services Group provides its clients with complete services for the operation, maintenance and management of treatment systems in various water and wastewater and sludge and biosolid waste management markets. Metcalf & Eddy provides engineering studies and design, project management, regulatory assistance, and site evaluation for clients with needs in the areas of water treatment and conservation, hazardous waste site remediation, solid waste management and wastewater treatment and disposal. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as pollution control equipment, emissions monitoring systems and process control devices. AWT provides its full complement of products and services to four major customer sectors consisting of the electric generating industry; the solid waste incineration industry; governmental entities, including municipalities and state and federal agencies; and specific industrial categories, such as petroleum refining, pulp and paper, pharmaceutical, chemical, primary and secondary metals, food processing, printing and furniture manufacture.

   PSG provides its clients with complete services for the operation, maintenance and management of treatment systems in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment systems. PSG provides operation, maintenance and management ("OM&M") services for water supply and wastewater treatment systems, primarily for cities, municipalities and other local governmental entities. PSG also serves the industrial market and federal and state governments by providing OM&M services for wastewater treatment systems and groundwater remediation treatment systems. PSG has significant experience dealing with the planning and implementation of large biosolids management programs. Compared to other OM&M firms, PSG is among the leaders in large, complex biosolids plant operation and management experience. PSG manages more than 160,000 dry tons of biosolids per year. Methods used include landfilling, land application, composting and incineration. PSG also has significant experience in operating and managing composting facilities.

   Metcalf & Eddy's services are directed principally at the protection and effective management of water resources, both surface and groundwater as well as the management of its clients' hazardous wastes. These activities include providing services for the management or reduction of pollutants entering the water resource from a variety of natural causes as well as waste disposal practices such as wastewater treatment, solid waste landfilling, industrial wastewater pretreatment and disposal of hazardous waste. These services include management, treatment and distribution of water from surface and groundwater sources; collection, treatment and disposal of wastewater and its associated by-products such as sludge; pretreatment of industrial wastewater prior to discharge into a municipal system or on-site treatment and disposal; remediation of hazardous waste sites involving contaminated soils and groundwater; renovation of groundwater and soil contaminated through improper waste disposal practices; monitoring and closure of sanitary landfills with disposal of associated leachate; and management and transportation of hazardous waste.

   Research-Cottrell's air pollution control-related technologies and services are directed principally at cost-effectively reducing air pollution, treating thermal discharges, dispersing airborne contaminants, continuously monitoring emissions and industrial process quality, and providing expertise in regulatory and engineering services for a wide range of industrial processing plants and power generation facilities in the United States and internationally. Research-Cottrell's services include identifying and analyzing air pollution control problems and recommending effective and cost-efficient control options; designing and engineering treatment facilities and equipment; procuring, fabricating, erecting, constructing, and installing air pollution control equipment; and providing overall project management. In addition, Research-Cottrell provides high quality replacement parts and expert maintenance and repair services for its own base of installed equipment as well as equipment provided by others on a routine outage and emergency response basis. Research-Cottrell's wide range of air pollution control technologies includes: electrostatic precipitators; fabric filters, dust collectors, and mechanical collectors; regenerative thermal oxidizers; concrete chimneys and steel stacks; mechanical draft cooling towers; scrubbers; heat exchangers and fired heaters; and continuous emissions and process monitoring systems. These technologies are provided separately or can be combined into an integrated pollution control system.


OPERATION, MAINTENANCE AND MANAGEMENT OF TREATMENT SYSTEMS -
PROFESSIONAL SERVICES GROUP

   Prior to its acquisition by AWT from Compagnie Generale des Eaux, a French corporation and AWT's largest shareholder ("CGE") on June 14, 1994 pursuant to the Investment Agreement dated as of March 30, 1994 (the "Investment Agreement") among AWT, CGE and Anjou International Company, a Delaware corporation and a wholly-owned subsidiary of CGE ("Anjou"), PSG had been a wholly-owned subsidiary of Anjou. Since 1978, PSG has been operating, maintaining and managing water and wastewater treatment systems, sludge and biosolid waste disposal programs and public works projects, and providing operations assistance primarily to municipal entities but also to industrial companies. In the following description, references to PSG are intended to include, where appropriate, the operation, maintenance and management services of Metcalf & Eddy Services, Inc, an AWT subsidiary involved in the substantially identical business as PSG that has been integrated with PSG subsequent to June 14, 1994.

   Operation and Maintenance Services

   PSG provides its clients with complete services for the operation, maintenance and management of treatment systems in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment systems. PSG does not, however, own any treatment facilities except for a municipal sludge composting facility in Baltimore, Maryland and a wastewater treatment plant in Auburn, Alabama. PSG believes that it is the leader in providing operation, maintenance and management service for water and wastewater treatment systems, and sludge and biosolid waste management services, particularly in the area of large municipal waste treatment systems. PSG operates in 35 states, Canada and Puerto Rico and it provides services to 350 facilities at over 100 locations. PSG on a daily basis treats approximately 520 million gallons of water. PSG's services reach over 10 million people per day.

   Water Supply and Wastewater Treatment Services

   PSG provides operation, maintenance and management services for water supply and wastewater treatment systems, primarily for cities, municipalities and other local governmental entities. PSG also serves the industrial market and federal and state governments by providing OM&M services for wastewater treatment systems and groundwater remediation treatment systems. Typically, under each of PSG's contracts, the client owns the water supply or wastewater treatment facilities and subcontracts to PSG, for a fixed annual fee, the provision of staff, supervision and management for the operation, maintenance and management of the facilities. In addition, as contract operator, PSG is responsible for the efficient operation and maintenance of the facilities, for maintaining compliance with federal, state and local regulations, and for fulfilling all relevant reporting requirements with respect to the facilities.

   Examples of water treatment facilities which PSG operates include Newark, NJ; Houston, TX; Brockton, MA; and Alamogordo, NM. PSG's wastewater treatment facility contracts include New Orleans, LA; Oklahoma City, OK; Cranston, RI; West Haven, CT; and Kenner, LA. In addition, PSG operates and manages the water and wastewater systems for the Commonwealth of Puerto Rico. PSG's Puerto Rico contract is one of the largest OM&M contracts in the world. The facilities managed by PSG in Puerto Rico include 69 wastewater plants (capacity 304 mgd), 128 water treatment plants (capacity 318 mgd), and related collection and distribution systems and pumping stations.

   Sludge and Biosolid Waste Management Services

   PSG has significant experience dealing with the planning and implementation of large biosolids management programs. Compared to other OM&M firms, PSG is among the leaders in large, complex biosolids plant operation and management experience. PSG manages more than 160,000 dry tons of biosolids per year. Methods used by PSG include landfilling, land application, composting and incineration. PSG also has significant experience in operating and managing composting facilities.

   Public Works

   PSG provides a full range of public works services under contract to small towns, villages and municipalities, including: meter reading, sanitation services, street maintenance, customer billing, and parks and grounds maintenance. These services are typically provided by PSG under operation, maintenance and management contracts with a municipality's public works department for a fixed annual fee. These contracts typically result in lower cost and reduced administrative burdens for a municipality's personnel. Examples of such contracts include Moore, OK; Mustang, OK; and Pikeville, KY.

   Composting

   PSG has experience in operating and maintaining composting facilities and effectively controlling and reducing offensive odors. Solid waste composting, along with recycling and source reduction, is utilized by local governments as a means of reducing landfills. In a composting facility, the non-decomposable waste is removed, and the organic waste is shredded and then efficiently broken down in the composting process, by naturally occurring micro-organisms, in which moisture content, aeration and temperature of the organic waste is controlled so as to accelerate the biological decomposition. Through further processing, composting produces a fine humus-like soil product which is sold or otherwise disposed of as a soil fertilizer or mulch. In Baltimore, Maryland, PSG currently operates one of the largest facilities that transforms municipal wastewater sludge into a usable compost product. Other examples include Schenectady, NY, Bristol, TN and Hickory, NC. In Wright County, MN, PSG operates a municipal solid waste composting facility. PSG's management believes that composting is an expanding market and has positioned PSG to increase its business in this market segment.

   Consulting Services

   PSG has expertise in and provides consulting services for assessing project designs, operations problems, developing operations and maintenance manuals, and training municipal employees. PSG's largest consulting project is for Kaiser Engineers, program manager for the metropolitan sanitary district in Boston, for consulting work on the Boston Harbor cleanup. This consulting project began in 1989 and currently expires in 1998.


WATER AND WASTEWATER TREATMENT/HAZARDOUS WASTE REMEDIATION - METCALF & EDDY

   Metcalf & Eddy provides a comprehensive range of environmental treatment services to governmental, commercial and industrial clients directed principally at the protection of the integrity of our nation's water and land resources. Metcalf & Eddy's 89 years of experience has been directed at managing, protecting and enhancing surface and groundwater supplies through the rational utilization and treatment of water supplies and through the effective management of all related waste disposal practices. Metcalf & Eddy provides a range of services from treatment process design to operation and ownership of facilities, as well as on-site and off-site remediation of environmental contamination. Metcalf & Eddy's services involve the collection, treatment and distribution of drinking water, the collection, treatment and disposal of wastewater and wastewater by-products such as sludge, the treatment and disposal of hazardous and toxic wastes, and the management of non-hazardous solid wastes. In addition to providing individual service components, Metcalf & Eddy offers its clients total project delivery, which includes design, installation, construction and operation of treatment facilities.

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

   Since August 1988, Metcalf & Eddy has been serving as lead design engineer for the Massachusetts Water Resources Authority on the Boston Harbor clean-up project. Under this contract, Metcalf & Eddy has primary responsibility for directing the design of the entire primary and secondary treatment facilities, including an inter-island tunnel and a 9.5 mile outfall tunnel/diffuser system. This work includes development of the conceptual design for the entire wastewater treatment system, preparation of a Project Design Manual, including standard specifications, development of the Authority's CADD system, and management of all project design engineers providing final design services. As lead engineer, Metcalf & Eddy has also conducted a number of special investigations, including an air quality/odor control pilot study, a hydroelectric feasibility study, a stacked clarifier hydraulic model, a disinfection study, various hydraulic models of the outfall/diffuser system, and a project-wide geotechnical exploration program. During the construction phase, lead engineer services include coordinating interaction among all construction packages, plantwide technical submittal review and instrumentation and control systems. Metcalf & Eddy is also providing, as a project design engineer, the final design services and engineering services during construction for the entire primary treatment portion of the wastewater plant. In fiscal 1995, Metcalf & Eddy was awarded a $12 million contract to provide design services on the final phase of the Deer Island treatment facility.

   Under a separate contract, Metcalf & Eddy is also performing a master plan and combined sewer overflow ("CSO") facilities plan for the Massachusetts Water Resources Authority. Like many other cities, Boston is faced with optimizing the use of its combined sewers. This contract, which was awarded in 1992, runs through 1996. In one of the largest CSO studies undertaken, Metcalf & Eddy is providing a comprehensive investigation of the Authority's collection systems. The project includes water quality monitoring, strategic system planning, monitoring CSO's and interceptors, and developing CSO management solutions. The Metcalf & Eddy authored plan was awarded the 1995 American Academy of Engineers (AAEE) grand prize.

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

   Metcalf & Eddy has been awarded several contracts with the Department of Defense for investigation and remediation of site contamination problems at military installations under the Base Realignment and Closure program, at active installations and formerly-used defense sites under the Defense Environmental Restoration Program, and at Superfund sites administered by the Army Corps of Engineers for the US Environmental Protection Agency ("EPA"). Turnkey design, construct and operate contracts are currently held with the Army Corps of Engineers for groundwater cleanup projects in New Jersey and Utah, respectively. Additional contracts are held for operation of groundwater treatment plants at several military installations. Contracts covering a wide range of hazardous, toxic, and radiological investigation and design services are or were recently held with the Army Corps of Engineers in New England, Savannah, Georgia, Louisville, Kentucky and Fort Worth, Texas, with the Army Environmental Center for Total Environmental Program Support nationwide, and with the Air Force Material Command at Wright Patterson and Kelly Air Force Bases. Metcalf & Eddy is performing nationwide contaminated soil and tank removal assignments under contract to the Air Force Center for Environmental Excellence at Brooks Air Force Base, nationwide remediation of petroleum oils and lubricants under subcontract with the Naval Energy and Environmental Support Activity at Port Hueneme, California, and has been selected for environmental compliance services by both the Naval Facilities Engineering Command's Southern and Western Divisions and by the Air Force Mobility Command for a major nationwide subcontract role. Metcalf & Eddy is also a contractor to the Department of Energy through subcontracts with the Department's Management and Operating contractors at the Savannah River Site, South Carolina, Rocky Flats, Colorado and Oak Ridge, Tennessee.

   Metcalf & Eddy is an emergency response contractor for the Commonwealth of Massachusetts, a remedial investigation and feasibility study contractor for the states of Massachusetts and Connecticut, and a contractor to the EPA for a full spectrum of services from investigation to design and implementation of remedial measures in the six New England states, and for technical enforcement support in fifteen midwestern states. In fiscal 1995, Metcalf & Eddy was selected by the EPA for a Response Action Contract (RAC) covering New England. The maximum value of this contract is approximately $400 million over a ten-year contract term.

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

   International Business

   Metcalf & Eddy has provided environmental and engineering services to clients in more than 60 nations, across all seven continents. In fiscal 1995, M&E International was awarded approximately $40 million in new contracts. Those contracts included two significant programs in Egypt, two projects in Southeast Asia and a pollution prevention program in Eastern Europe.


AIR POLLUTION CONTROL - RESEARCH-COTTRELL

   Research-Cottrell's air pollution control-related technologies and services are directed principally at cost-effectively reducing air pollution, treating thermal discharges, dispersing airborne contaminants, continuously monitoring emissions and industrial process quality, and providing expertise in regulatory and engineering services for industrial process plants and power generation facilities throughout the United States and internationally (including Canada, Mexico, Europe, the Middle East, and Asia). Research-Cottrell's services include identifying and analyzing air pollution control problems and recommending effective and cost-efficient control options; designing and engineering treatment facilities and equipment; procuring, fabricating, erecting, constructing, and installing air pollution control and related equipment; and providing overall project management. In addition, Research-Cottrell supplies high quality replacement parts and expert maintenance and repair services for its own base of installed equipment as well as competitor equipment on a routine outage and emergency response basis.

   Research-Cottrell markets its air pollution control technologies through some of the oldest and most respected names in the air pollution control industry: RESEARCH-COTTRELL air pollution control systems, including electrostatic precipitators, fabric filters, DOUBLE-LOOP flue gas desulfurization systems (FGD scrubbers), and R-C/TELLER dry emissions control systems; CUSTODIS concrete chimneys and steel stacks; CUSTODIS-ECODYNE cooling towers; FLEX-KLEEN dust collector baghouses and mechanical collectors; KVB continuous emissions monitoring systems; ANALECT Fourier transform infrared process monitors; and REECO RE-THERM[Registered] and UNITHERM[Registered] regenerative thermal oxidizers. Research-Cottrell is licensed to market a number of technologies to its industrial process and utility clients, including NOxOUT[Registered], Thermal DeNOx[Registered], and SONOX[Registered], products used to reduce NO(x) and SO(2) emissions from boiler exhaust systems; KVB/MIP Laser Opacity Monitor; EPRICON, a flue gas conditioning system used to improve particulate collection efficiency of electrostatic precipitators; and COHPAC (Compact Hybrid Particulate Collector), a retrofit technology used to increase collection efficiency from utility and industrial exhaust streams by adding a fabric filter downstream of an energized electrostatic precipitator ("ESP") or within an existing ESP casing.

   Research-Cottrell estimates that it has installed or constructed over 5,200 electrostatic precipitators, over 100,000 Flex-Kleen baghouses and mechanical dust collectors, 10 flue gas desulfurization (FGD) scrubber systems, over 10,000 Custodis concrete and brick chimneys and steel stacks, over 220 REECO RE-THERM regenerative thermal oxidizers, over 7,000 Custodis-Ecodyne cooling towers, over 1,100 KVB continuous emissions monitoring systems, and over 1,750 Thermal Transfer Corp. recuperators and fired heaters. Research-Cottrell believes its installed base of chimneys, electrostatic precipitators, cooling towers, RTOs, fabric filter/baghouse systems, and continuous emissions monitoring systems provides a ready market for its aftermarket parts, maintenance, and repair services.

   Demand for Research-Cottrell's air pollution control technologies and services arises principally from the expansion and modification of existing industrial/manufacturing plants and power generation facilities, or the construction of new facilities. These sources, pulp & paper plants, primary and secondary metals refining mills, waste incineration facilities, cement plants, fossil-fueled electric generating plants, and pharmaceutical and petrochemical facilities, among others, are required to comply with existing environmental legislation and regulations. The ability to recover valuable industrial products can also increase demand for Research-Cottrell products, its Flex-Kleen fabric filter systems, for example. In addition, as pollution control systems or major components age or are rendered too small as plant capacity expands, they often require rebuilding, upgrading, and replacement, and Research-Cottrell is highly adept at providing proven aftermarket strategies to meet these needs. As legislation and regulations grow more strict, particularly the 1990 amendments to the Clean Air Act, and associated regulations, many older facilities require significant retrofitting (upgrading control equipment through new or improved components) in order to comply with new or more strictly enforced emissions control standards.

   Emission Control Technologies and Services

   Research-Cottrell's air emissions control technologies reduce particulate, sulfur oxides, nitrogen oxides, volatile organic compounds, and toxic compounds. Research-Cottrell also provides technologies for the treatment of thermal discharges resulting from the operation of electric generating facilities and industrial boilers.

      Particulate Emission Control Technologies. Research-Cottrell has been an innovator in the control of particulate emissions since Frederick Cottrell invented and commercialized the electrostatic precipitator in 1907. An ESP removes particulate matter from the exhaust passing through it, using electrodynamic forces. Current precipitator technologies offered by Research-Cottrell address both traditional particulate control objectives as measured by weight, and the newer objectives measured by removal efficiencies of particulate matter below ten microns in diameter. Research-Cottrell has designed and installed over 5,200 ESPs, which it believes is the largest installed base of ESPs in the United States.

   Research-Cottrell offers a wide range of fabric filter systems to control and recover particulate in a variety of power generation and industrial process applications. Research-Cottrell and Flex-Kleen are primary suppliers of fabric filter systems, mechanical collectors, and similarly engineered products and systems for the recovery of valuable product material and the removal of particulate for chemical and pharmaceutical manufacturing, food processing, and consumer products companies. Research-Cottrell believes it is the market leader in both the number and diversity of fabric filters installed for industrial applications. Research-Cottrell's COHPAC and EPRICON retrofit technologies allow utility and industrial clients to increase particulate control efficiencies for existing equipment.

      Sulfur Oxides Emissions Control Technologies. Both sulfur oxide and nitrogen oxide compounds contribute to "acid rain". In addition, nitrogen oxides contribute to smog formation. Industrial and utility fuel combustion remains a principal source of these emissions. Research-Cottrell has designed and installed flue gas desulfurization (FGD) systems, such as its DOUBLE-LOOP scrubbers, to control sulfur oxide emissions at 15 coal burning plants generating an aggregate of over 7,000 megawatts of electricity. The Double-Loop system is capable of removing 95% of the sulfur oxide emissions generated by high sulfur coal. The Double-Loop design allows conversion of the scrubber waste stream to gypsum that can be used to manufacture wallboard.

   In February, 1990, Research-Cottrell entered into an agreement (the "Cooperation Agreement") with NOELL GmbH and KRC Umwelttechnik GmbH ("NOELL-KRC") to cooperate on an exclusive basis in the marketing and sale of Research-Cottrell's proprietary wet flue gas desulfurization systems in the United States, Canada, and elsewhere in the world (with the exception of certain central European countries). NOELL-KRC is an environmental engineering and construction company headquartered in Wurzburg, Germany. NOELL-KRC is owned by the Salzgitter Group, a leading European conglomerate.

   Under the Cooperation Agreement, Research-Cottrell has licensed NOELL-KRC to make, use, sell, and practice Research-Cottrell's technology, subject to payment to Research-Cottrell of certain license fees, commissions, and royalties. In addition, NOELL-KRC has agreed to make available all of its improvements to Research-Cottrell's underlying technology, including NOELL-KRC flue gas desulfurization patents, trade secrets, and know-how. Research-Cottrell retains exclusive rights to other technologies that often accompany the installation of wet flue gas desulfurization systems.

   Under the Cooperation Agreement, Research-Cottrell is responsible for marketing efforts in the United States and Canada. NOELL-KRC is obligated to responsively bid on all projects identified by Research-Cottrell and provide bonding or other financial requirements stipulated in such bids. NOELL-KRC is exclusively responsible for project execution. On a case-by-case basis, Research-Cottrell and NOELL-KRC will agree upon participation by Research-Cottrell in project management, construction, start-up, and other phases of project execution. The Cooperation Agreement has an initial term of ten years, subject to renewal for additional one year periods as mutually agreed by the parties.

      Nitrogen Oxide Emissions Control Technologies. Due to the requirements of Title I of the Clean Air Act Amendments of 1990, there is a growing demand for efficient, low-cost nitrogen oxide (NOx) control technologies. Research-Cottrell believes this market will continue to grow through the end of the century and that the majority of these technology purchases will be made by electric utilities, followed by oil and petrochemical industries, the pulp & paper industries, and other industrial customers that operate large boilers or furnaces.

   For moderate levels of NOx reduction, Research-Cottrell offers Selective Non-Catalytic Reduction (SNCR) technologies under the trademarks NOxOUT[Registered] and Thermal DeNOx[Registered]. NOxOUT is licensed from Nalco Fuel Tech and Thermal DeNOx[Registered] is licensed from Exxon Research and Engineering. The SNCR technology is a low capital cost method that uses urea (NOxOUT[Registered]) or ammonia (Thermal DeNOx[Registered]) as a chemical reagent to reduce NOx. Research-Cottrell is licensed to implement SONOX[Registered], a technology which provides simultaneous reductions of NOx and SO2. SONOX[Registered] is licensed from Ontario Hydro International.

   Selective Catalytic Reduction (SCR) technology, also offered by Research-Cottrell, is a somewhat more expensive technology that can be used alone or in conjunction with an SNCR technology to achieve very high reductions of NOx emissions.

   Research-Cottrell offers complete evaluation, design, engineering, equipment, and start-up capabilities associated with the implementation of these NOx-control technologies. With this range of capabilities and its large utility and industrial customer base, Research-Cottrell believes it is well-positioned for growth in this market.

      Toxic Compounds Control Technologies. The primary sources of potential toxic air emissions are fossil-fueled power generation plants, industrial facilities, and waste-to-energy facilities. In 1987, Research-Cottrell acquired Teller Environmental Systems, Inc., and gained exclusive rights to market the patented Teller dry emissions control system in the United States. The Teller system is a leading technology in the acid gas abatement market for the control of hydrochloric acid, toxic compounds, heavy metals, and particulate emissions from waste-to-energy facilities, metals refineries, and pulp & paper mills. The Teller technology is widely used in Japan, and there are several commercial resource recovery facilities using the Teller technology in the United States.

   In 1990, Research-Cottrell acquired substantially all of the assets of Regenerative Environmental Equipment Co, Inc. ("REECO"). REECO is primarily engaged in the design, manufacture, and installation of its RE-THERM[Registered] regenerative thermal oxidizer systems, which serve as industrial air pollution control and energy recovery systems.

   REECO is a market leader in technologies for controlling emissions of volatile organic compounds (VOCs). VOCs contribute to smog formation and comprise about half of the 189 compounds listed as hazardous in the Clean Air Act amendments of 1990. Control of VOCs and air toxics is a major objective of the amended Clean Air Act.

   REECO introduced a newly designed RE-THERM product (the VF3), and has taken a leadership position in the growing wood products market. REECO's development and successful introduction of a new product--the Rotary Bed Protector (RBP), a particulate control device used upstream of VOC control equipment in particulate-laden exhaust streams--played a major role in its ability to compete favorably in the wood products market.

      Cooling Towers. Cooling towers are used for compliance with water-side environmental regulations, while enhancing the thermal efficiency of power generation and industrial processes. Mechanical draft cooling towers, typically constructed of wood, are used in most industrial and small power generation applications. Research-Cottrell and its Custodis-Ecodyne subsidiary have designed and installed over 7,000 large mechanical and natural draft cooling towers. Natural draft (hyperbolic concrete design) cooling towers are used almost exclusively by nuclear- and fossil fuel-powered electricity generating plants. Research-Cottrell and Custodis-Ecodyne have constructed 66 of the 110 natural draft cooling towers in the United States. Custodis-Ecodyne's primary focus today is providing aftermarket services, including repairs, thermal upgrades, maintenance, and replacement parts to the many cooling towers supplied by Custodis-Ecodyne as well as for those designed and built by other suppliers. The company also continues to design and build new cooling towers for a variety of power generation and process applications.

      Chimneys and Stacks. Tall industrial chimneys and stacks properly disperse air emissions from power generation and industrial process plants. Research-Cottrell's Custodis subsidiary designs and constructs turnkey industrial chimneys and stacks to disperse such gases. Custodis has installed over 10,000 chimneys and stacks worldwide, of which many are still in use in a variety of power generating, co-generation, pulp & paper, petroleum, and other industrial applications. Research-Cottrell believes it has the largest installed base of chimneys in the United States. A recognized leader in the design, engineering, and erection of new concrete chimneys and steel stacks, Custodis is also the major provider of repair, maintenance, upgrade, and demolition services for its own chimneys as well as those designed and erected by competitors. The company provides its maintenance and repair services through strategically located regional offices throughout North America.

      Monitoring Technologies. Research-Cottrell's KVB/Analect subsidiary designs, engineers, installs, and services continuous emissions and process monitoring systems for utility and industrial process clients, including resource recovery facilities, petrochemical plants, and cogeneration facilities. KVB/Analect has furnished over 1,100 monitoring systems to measure air emissions.

      Parts, Maintenance, and Repair Services. Each of the Research-Cottrell operating groups has developed a robust aftermarket business. The companies provide expert inspections, emergency repairs, preventive maintenance, routine service, upgrades, rebuilds, equipment modernization and expansions, replacement parts, and demolition services. The Research-Cottrell companies provide these services for its own installed base of equipment as well as for equipment designed and installed by other air pollution control equipment vendors. In most cases, these services are available 24 hours per day, 365 days per year to support its customers.


BUSINESS SEGMENTS AND FOREIGN OPERATIONS

   Financial information concerning the Company's operations by industry segment and the Company's foreign and domestic operations is set forth in Note 14 to the Company's Consolidated Financial Statements captioned "Business Segments and Geographic Data." See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


MARKETS AND CUSTOMERS

   AWT markets its services and technologies to governmental and industrial customers throughout the United States, the Caribbean, Canada and the Pacific Rim. AWT also services customers in Europe, the Middle East, Central and South America and the Far East. A majority of AWT's sales are technical in nature and involve senior technical and management professionals, supported by AWT's marketing groups. AWT uses a coordinated system of in-house sales representatives and marketing managers, organized primarily by business segments and markets served. In fiscal 1995, sales to governmental customers approximated 98%, 81% and 4% of AWT's PSG, Metcalf & Eddy and Research-Cottrell segment sales, respectively.

   Contracts with federal, state, municipal and other governmental agencies generally may be terminated at any time at the option of the customer. In fiscal 1995, no single project accounted for more than 10% of AWT's sales for such period although sales to the Federal government approximated 11% of the Company's consolidated sales for such period. AWT benefits substantially from its long-term relationships with many of its clients which result in a significant amount of repeat business.

   AWT has experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers, the loss of any of which would not have a material adverse effect on the Company.


BACKLOG

   As of October 31, 1995, total backlog for AWT was approximately $1,205,000,000 as compared to approximately $823,000,000 as of October 31, 1994. AWT estimates that approximately $411,000,000 of the backlog represents work which will be completed in the next 12 months. The total backlog at October 31, 1995 represents work for which AWT has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount and includes approximately $453,000,000 from PSG's contract with the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). Additionally, AWT's current estimate of work for which AWT has been notified that it has been chosen for a project but where a contract or task orders to proceed with work have not yet been finalized is approximately $38,000,000. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders. Most of AWT's long-term contracts contain escalation provisions designed to protect AWT against increases in material and unit labor costs. AWT's total backlog as of October 31, 1995 and 1994 plus selections where a contract has not been finalized includes approximately 89% and 86%, respectively, of work to be performed for federal, state and municipal governmental agencies.


COMPETITION

   AWT faces substantial competition in each market in which it operates. AWT competes primarily on its engineering, scientific and technological expertise. To the extent that non-proprietary or conventional technologies are used, AWT also relies upon its experience and trade names as a basis for competition. Such trade names include: "Professional Services Group" and "Metcalf & Eddy" in the water and wastewater treatment and sludge management markets and "Metcalf & Eddy" in the hazardous waste remediation market;"Research-Cottrell" and "Flex-Kleen" in the air pollution control equipment market; "Custodis" and "Ecodyne" in the chimney and cooling tower markets, respectively; "KVB/Analect" in the market for continuous emission monitors and "REECO" in the market for controlling emissions of volatile organic compounds. Many companies, some of which have greater resources than AWT, participate in AWT's markets and no assurance can be given that other companies, some of which may have greater resources than AWT, will not enter its markets.

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

   Customers for Professional Services Group's and Metcalf & Eddy's water and wastewater services are primarily governmental entities and typically award contracts on the basis of technical qualifications and price. For Metcalf & Eddy's design services contracts, the majority of which are cost-plus-fixed-fee arrangements, technical qualifications are the primary factor followed by price competitiveness. In the hazardous waste clean-up market, Metcalf & Eddy competes with many local, regional and national firms on the basis of experience, reputation and price. For PSG's treatment system OM&M contracts, technical qualification is required; however, price is generally a key determining factor. Treatment system OM&M agreements are generally for three to five-year periods, with various renewal options up to five years in duration, and contain certain escalators for inflation.


REGULATION

   Over the past twenty-five years, significant environmental laws at the federal, state and local level have been enacted in response to public concern over the environment. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for AWT's products and services.

   The Clean Air Act (CAA), and the federal and state regulations that implement it, play an important role in the size and timing of the investments industrial process and power generation facilities make in the Company's air pollution control technologies. In 1990, Congress substantially amended the CAA, incorporating control standards that would affect thousands of industrial sources that were little touched by the original 1970 CAA. The four titles of the amended CAA are:

bullet Title I - covering emission sources in areas of the U.S. designated as being in "non-attainment" (i.e. do not meet specific federal ambient air quality standards);

bullet Title III - covering sources that emit compounds listed as "hazardous air pollutants";

bullet Title IV - covering almost all coal-fired electric generating plants, whose emissions contribute to acid rain; and,

bullet Title V - requiring thousands of sources to obtain federally-enforceable permits in order to continue to operate.

   Extensive public attention was given to the CAA's Title IV impact on electric utilities regarding the installation of scrubber systems and other air pollution control technologies to meet new emissions standards, as well as continuous emissions monitoring systems (CEMS) to verify compliance with these standards. EPA established a 10-year implementation schedule, which included the following milestone dates for compliance: 1993 (installation of CEMS), 1995 (Phase I utilities reductions), and 2000 (Phase II utilities reductions). Title IV will continue to play a role in the Company's business opportunities regarding new air pollution control equipment, and upgrades and repairs to existing control and CEM systems.

   Title III provisions for controlling Hazardous Air Pollutants (HAPs) also received considerable attention. Title III lists 189 chemical compounds as "hazardous"; all "major" sources that emit these chemicals in amounts from 10 tons per year (tpy) of any one pollutant, or 25 tpy of any combination of these pollutants, must obtain operating permits, even if these sources are not subject--by virtue of their size or location--to other CAA provisions. The CAA requires EPA to regulate all such sources according to their industrial category or process(es), under a statutory schedule that mandates promulgation of HAPs emission standards, defined as Maximum Achievable Control Technology
(MACT), for all 189 HAPs in all industrial source categories by the year 2000. Promulgation of these regulations has moved slower than originally expected. However, each MACT regulation designates several control technologies, many of which are offered by AWT.

   Title I provisions set deadlines for areas of the country classified as "non-attainment" (i.e. not achieving federal health-related standards for ambient air for specified pollutants). The U.S. is divided into Air Quality Control Regions (AQCRs) that are generally coterminous with Consolidated Metropolitan Statistical Areas in populated areas of the country. Under the CAA, most states have prepared and are implementing State Implementation Plans
(SIPs) that mandate source emissions limitations or other control techniques to ensure attainment of the relevant health standards by statutory dates. Sources emitting as little as 5 tpy of regulated pollutants may be required to adopt control techniques. The SIPs provide a method for states to achieve compliance schedules for the AQCR. The SIP programs will in turn require facilities to install air pollution control equipment to achieve attainment. In areas of the country where ambient air quality meets health standards, statutory provisions for Prevention of Significant Deterioration could require new, expanded, or modified facilities to install Best Available Control Technology (BACT). In addition, new or modified sources in certain industrial categories nationwide must comply with New Source Performance Standards, which the EPA is required to update periodically.

   Title V provides the vehicle for the EPA--or the States to which the EPA has delegated the authority--to stipulate enforceable permit conditions under which each affected source must conduct its operations. These operating permits will generally establish facility-wide emission limits for affected sources and extensive record-keeping and reporting requirements. As new federally-mandated control requirements are promulgated, these operating permits must be periodically revised to incorporate the new regulations.

   More than 34,000 "major" sources or facilities in the U.S. are estimated to require operating permits incorporating requirements of one or more CAA titles. With the EPA's streamlined Title V program, affected sources have been provided additional flexibility in their approach to Clean Air Act compliance.

   AWT clients affected by the CAA include industries in segments such as: electric generating, petroleum, petrochemical and chemical, pharmaceutical, pulp & paper, cement and rock products, food processing, primary and secondary ferrous and nonferrous metals, coating and printing, waste-to-energy and incineration, and private and governmental facilities such as wastewater treatment plants. For these and other clients, AWT provides consulting services (for designing compliance strategies and obtaining permits); on-line pollution control and monitoring equipment; as well as parts, rebuilds/upgrades, and service and maintenance for its own equipment and that of other suppliers.

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

   In 1994, the EPA proposed two far-reaching drinking water proposals that would have a significant impact on the way drinking water is treated and regulated. The first proposal, the disinfectants and disinfection byproducts rule (D/DBP) establishes disinfectant level goals for chlorination and maximum contaminant level goals for potentially harmful disinfection byproducts, notably trihalomethanes. The second proposal, enhanced surface water treatment rule (ESWTR) focuses on treatment requirements for waterborne disease-causing organisms (pathogens). Final adoption of these rules will affect the majority of AWT's municipal clients, who will need to study, design, build and operate more sophisticated water treatment technologies and systems.

   The 1995-96 Congress has begun its efforts to rewrite the SDWA. By the end of 1995, the bipartisan Senate Environment and Public Works Committee had approved a SDWA Reauthorization bill that would institute for the first time a state revolving fund similar to the fund in the Clean Water Act. According to The American Water Works Association, it will take an investment of $65 billion in capital improvements to rehabilitate our nation's aging water infrastructure.

   The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") established a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law set treatment standards for industries and wastewater treatment plants and provided federal grants to assist municipalities in complying with the new standards. According to the EPA's survey of wastewater and sewage treatment needs, as much as $137 billion will be needed for construction and upgrade of wastewater treatment facilities by the year 2012. The EPA and/or delegated state agencies are placing some of these non-complying communities under enforcement schedules. In cases of non-compliance, the EPA may petition for court-ordered compliance and penalties. In 1987, the law was amended to phase out federal grants by 1991 and replace them with state revolving funds, with a commitment to provide federal money through 1994. It is presently expected that federal funding will be extended for state revolving funds.

   Key areas for which regulations have been issued included industrial wastewater pretreatment, surface water toxics control and sewage sludge disposal. The Clean Water Act requires pretreatment of industrial wastewater before discharge into municipal systems and gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges. These rules issued by the EPA will increase the need for facility upgrading and control of industrial discharges. The revised regulations tighten prohibitions against discharge of toxic wastes, and subject industries, which discharge into public sewers, to stringent controls, inspections, monitoring and testing requirements. The surface water toxics program requires states to identify waters adversely affected by toxics and propose control strategies. Also under the Clean Water Act, the EPA published, in February 1993 and amended in February 1994, a rule setting standards for the use and disposal of sludge when it is applied to land to condition the soil, is disposed on land by placing it in surface disposal sites or is incinerated. Final Stormwater regulations were issued in November 1990 and establish management requirements for municipalities serving populations over 100,000 and industries within specified categories.

   In 1994, the EPA signed a final regulation that outlines the national Combined Sewer Overflow (CSO) policy. CSO systems are a combination of rain and sanitary sewage in sewer systems. CSOs contain pollutants that are present in the domestic and industrial wastewaters, as well as those in the urban stormwater runoff that enters the combined sewer system. The CSO plan impacts 1,100 municipalities, mainly in the Northeast and Midwest. The EPA estimates the cost associated with improving and upgrading these sewer-stormwater systems at $41 billion over the next 15 year period.

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

   Under applicable RCRA regulations, generators who generate more than a certain amount of hazardous waste per month are required to package and label shipments of hazardous waste in accordance with detailed regulations and to prepare a manifest identifying the material and stating its destination before shipment off-site. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA, or a state agency which has been authorized by the EPA to administer its state program, and must comply with certain operating, financial responsibility and closure requirements. RCRA also provides for corrective actions to remediate contamination resulting from the disposal of hazardous waste.

   Regulations issued pursuant to RCRA significantly affect the need for environmental treatment and services in the following areas: municipal solid waste disposal, land disposal of hazardous waste, remediation of environmental contamination, and management of underground storage tanks. Regulations establishing land disposal restrictions for hazardous wastes are being published in serial form.

   In December, 1995 the EPA proposed a new system for exempting high-volume,
low-risk wastes from RCRA hazardous waste management rules.   This new rule,
part of the Hazardous Waste Identification Rule, would establish a risk-based "floor" for these wastes, encouraging the use of innovative waste treatment technologies. The EPA is also promoting a program that encourages RCRA corrective action facilities to meet performance standards through self-implementing programs. AWT expects that both of these programs will hasten the pace of cleanups and encourage the use of on-site engineered systems, benefitting the Company.

   The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") established the Superfund program to clean up hazardous waste sites and provides for penalties for noncompliance. Superfund has been interpreted to impose strict, joint and several liability on owners and operators of facilities, transporters, and persons who arrange for the disposal or treatment of hazardous substances for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Where potentially responsible parties cannot be identified, are without resources or are unresponsive, federal funds may be used. Congress has authorized $1.4 billion for Superfund through 1995. In addition, the Superfund Amendments and Reauthorization Act of 1986 established more stringent cleanup standards and accelerated mandatory schedules to ensure rapid and permanent solutions in cleaning up sites. Superfund was slated for reauthorization in 1994 and again in 1995. It will be reconsidered in 1996, although it is doubtful that full reauthorization will occur until the issue of retroactive and joint and several liability is resolved.

   Brownfields Initiative
The exodus of U.S. industry from our inner-city locations during the past thirty years has left behind thousands of former manufacturing and commercial sites, many of which have been abandoned because of contamination and associated liability to owners and/or operators. These sites, known as "brownfields", number more than 500,000 nationwide.

   In 1995, the Clinton Administration introduced the Brownfields Initiative, which was designed to encourage inner-city economic development and property reuse by resolving the cleanup and liability issues associated with contaminated industrial properties. To date, the EPA and state agencies in 35 states have initiated targeted efforts under this Initiative. These efforts have included funding for pilot programs, legislation geared at limiting owner and lender liability, and relaxed cleanup standards that balance potential environmental and public health risk with future site use. AWT is well-positioned to serve the market, which includes current property owners and potential buyers, through its management and cleanup capabilities and its long-term relationships with both governmental and industrial clients.

   Impact of the Fiscal 1996 Budget Impasse on the EPA Programs
The inability of the Administration and Congress to negotiate an appropriation bill covering the EPA for fiscal year 1996 or an overall budget accord complicates the funding for the Superfund program and the Clean Water Act State Revolving Fund program. If neither agreement is reached, the EPA and its programs likely will be funded through a series of continuing resolutions at a low level, possibly 25% lower than appropriated in fiscal year 1995. A lower appropriations level could have a significant impact on both new and existing EPA programs and their funding levels. AWT's financial results could be adversely affected by this impasse should it continue.

   In addition to federal environmental regulations, most states and many local authorities have enacted laws regulating activities affecting the environment. Many of these state and local environmental authorities have imposed stricter standards and regulations than their federal counterpart, becoming an increasingly more important market driver for AWT's products and services.


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

   AWT and its subsidiaries obtain bid and performance bonds pursuant to a Master Surety Agreement with United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Underwriters, Inc., Fidelity and Guaranty Insurance Company and USF&G Insurance Company of Mississippi (collectively, "USF&G"). AWT also has outstanding bid and performance bonds pursuant to agreements with Reliance Insurance Company, United Pacific Insurance Company and Planet Insurance Company of Federal Way, Washington, although no bonds have been obtained under this agreement since June 27, 1995, and AWT anticipates that all of its foreseeable future bonding requirements will be provided by USF&G. In addition, AWT's credit facility (see Note 8 to the Company's Consolidated Financial Statements captioned "Financing Arrangements") with the First National Bank of Chicago and Societe
Generale, New York Branch, as arranging agents, provides for issuance of letters of credit for purposes which include direct or indirect fulfillment of bid and performance bond requirements by AWT and its subsidiaries. AWT has never forfeited a bid or a performance bond and no project sponsor has ever called and drawn upon a bond issued in support of AWT's contract obligations.


INSURANCE

   AWT currently maintains different types of insurance, including general and professional liability and property coverages. AWT believes that it presently maintains adequate insurance coverages for all of its present operational activities. It has been both an AWT policy and a requirement of many of its clients that AWT maintain certain types and limits of insurance coverage for the services and products it offers, provided that such types and limits can be obtained on commercially reasonable terms. In addition to existing coverages, AWT has recently been successful in obtaining commercially reasonable coverage for certain pollution risks, though coverage is on a claims made rather than occurrence basis due to current underwriting practices for such exposures. Claims made policies provide coverage to AWT only for claims reported during the policy period. Maintaining the coverage in future years therefore becomes important as latency can be inherent in the services subject to the coverage such as remediation work and design for cleanup projects. AWT's general liability and other insurance policies have historically contained absolute pollution exclusions, brought about in large measure because of the insurance industry's adverse claims experience with environmental exposures. Because of market conditions and the unfavorable history of environmental risks, there can be no assurance of continued availability of pollution coverage on commercially reasonable terms or otherwise. Accordingly, there can be no assurance that environmental exposures that may be incurred by AWT and its subsidiaries will continue to be covered by insurance, or that the limits currently provided or that may be obtained in the future will be sufficient to cover such exposures. A successful claim or claims in an amount in excess of AWT's insurance coverage or for which there is no coverage could have a material adverse effect on AWT.


PATENTS AND TRADEMARKS

   AWT owns many trademarks and patents used in connection with its business. AWT believes that the approximately 50 patents for its Teller acid fume abatement system, approximately 20 patents for its Analect emissions monitors, approximately 15 patents for its REECO VOC control technologies and its five FGD systems patents are material to AWT's business and have competitive value. AWT's patents for its Teller system continue in effect until 1996-2003, for its Analect technology until 1996-2006 and those for its FGD systems until 1999. AWT does not believe that the expiration of any of its patents that expire in the next several years will have a material adverse effect on AWT's business. AWT has a continuing program to expand and strengthen its patent protection. Although enhanced by its patent rights, AWT believes that its ability to compete in the air pollution control market and in the water and wastewater treatment market depends primarily on its engineering, scientific and technological expertise. AWT relies on its trade names in marketing its air pollution control products and relies on the name "Metcalf & Eddy" in marketing its water and wastewater treatment and remediation services.


EMPLOYEES

   At October 31, 1995, AWT had approximately 3,554 full-time employees, of which approximately 1,294 were engineers, scientists and other professionals and approximately 1,167 were treatment plant operation and maintenance personnel. Approximately 279 employees of AWT, substantially all of whom are employed by Professional Services Group, are represented by various unions under several contracts. AWT considers relations with its employees to be good.



	    [The remainder of this page left blank intentionally.]



ITEM 2.   PROPERTIES

     AWT believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs. The principal physical properties of AWT are as follows:

					  Approximate   Approximate
					     Square        Square
					    Footage       Footage      Lease
     Location           Function             Owned         Leased   Expiration
     ________           ________          ___________   __________  __________
Branchburg, NJ     Corporate Office       89,466 on        --           --
					  46 acres
Wakefield, MA      Metcalf & Eddy Office      --          144,272       2005
Palo Alto, CA      Metcalf & Eddy Office                   17,600       2005
Miramar, FL        Metcalf & Eddy Office                   13,936       2005
Itasca, IL         Metcalf & Eddy Office                   57,056       2003
Honolulu, HI       Metcalf & Eddy Office      --           15,833       2000
Houston, TX        PSG Corporate Office       --           18,034       1998
Santa Barbara, CA  Metcalf & Eddy Office      --            3,326       1997
New York, NY       Metcalf & Eddy Office      --           10,413       2004
Columbus, OH       Metcalf & Eddy Office      --           22,515       2004
Irvine, CA         KVB Office &
		     Manufacturing            --           80,561       1999


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

     On May 24, 1991 EHCS filed a cross complaint against MEPAC and third party complaints against M&E Pacific, Inc., a wholly owned subsidiary of Metcalf & Eddy, Inc., and two former employees of Metcalf & Eddy, Inc., seeking damages in an unspecified amount and indemnification for any fines and penalties assessed against it as a result of the civil action by the State of Hawaii. On June 26, 1991, one of such former employees filed a cross complaint against M&E Pacific seeking indemnification. AWT has denied that either EHCS or the employee is entitled to indemnification and has filed a counterclaim against EHCS for wrongful termination of its contract and other damages. EHCS and MEPAC have entered into a standstill agreement with respect to certain discovery between them and filed a motion to bifurcate the trial. In January 1993, the court granted MEPAC's and EHCS's motion, so that any trial of the issues between MEPAC and EHCS will occur only after any trial of the state's case.

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

     In May 1995, MEPAC and the State reached an agreement in principle to settle the State's claims against MEPAC for a settlement package having a value of $300,000, consisting of cash, direct reimbursements for beneficial project costs and the value of MEPAC services and goods for beneficial projects. The settlement documents have been drafted, but delays in finalizing the settlement have been experienced because the Attorney General has not yet obtained approvals from various government agencies on the credit projects. The settlement will require court approval after publication and a public comment period.

     By letters dated February 9, 1995, counsel for Texas Electric Utilities Company ("TU Electric") made written demand against Air & Water Technologies Corporation, Research-Cottrell, Inc. Custodis-Hamon Constructors, Inc., Custodis Construction Company, Custodis-Ecodyne, Inc., and Custodis-Cottrell, Inc. (collectively, "Custodis") for any and all liability and damages arising out of or in any way connected with the collapse of a 600 foot chimney at the Monticello Steam Electric Station owned by TU Electric. TU Electric's demand letter indicated that the total amount of damages it expected to suffer would be in excess of $100 million. The subject chimney collapsed on November 14, 1993 as its interior was being cleaned by employees of Custodis under a contract between Custodis and TU Electric pursuant to which Custodis was to be paid approximately $35,000. Custodis denied any liability for damages suffered by TU Electric as a result of the incident in question. By agreement dated December 21, 1995, Custodis and its insurers entered into a final settlement of all claims against Custodis made by TU Electric and its subrogated property insurers in connection with the chimney collapse. In exchange for releases and other consideration from TU Electric and its subrogated property insurers, Custodis and its insurance carriers made a monetary payment within the insurance coverage available to Custodis.

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



				    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
	 EQUITY AND RELATED STOCKHOLDER MATTERS

     AWT's Class A Common stock began trading publicly on August 10, 1989 at an initial public offering price of $17.00 per share and is traded on the American Stock Exchange under the symbol AWT. On December 29, 1995, there were 639 holders of record of AWT's Class A Common Stock.

     The following table sets forth, for the fiscal periods shown, the high and low sales price for AWT's Class A Common Stock as reported on the American Stock Exchange.

				       High          Low
				       ____          ___
	    Fiscal 1994
	       First Quarter.....     $16.125      $13.00
	       Second Quarter....     $12.50       $ 7.25
	       Third Quarter.....     $10.20       $ 7.25
	       Fourth Quarter....     $ 9.375      $ 6.75

	    Fiscal 1995
	       First Quarter.....     $6.875       $5.875
	       Second Quarter....     $5.625       $4.3125
	       Third Quarter.....     $6.625       $4.125
	       Fourth Quarter....     $6.375       $5.00

     On December 29, 1995, the closing price per share on the American Stock Exchange for AWT's Class A Common Stock was $6.125.

     AWT did not declare any cash dividends on its Class A Common stock during fiscal 1994 and fiscal 1995. Pursuant to the credit facility with The First National Bank of Chicago and Societe Generale, New York Branch, as arranging agents, AWT is prohibited from declaring or paying cash dividends on its Class A Common stock or other restricted payments, as defined (See Note 8 to the Company's Consolidated Financial Statements captioned "Financing Arrangements"). AWT currently intends to retain its earnings to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common stock in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical financial data for AWT. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto of AWT.


AIR & WATER TECHNOLOGIES CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share data)

									Fiscal Years Ended October 31,
						   __________________________________________________________________________
						     1995            1994             1993             1992            1991
						   _________      _________        _________        _________       _________
Income Statement Data:
Sales                                              $ 618,868      $ 522,573        $ 575,949        $ 609,404       $ 571,080
Cost of sales                                        457,817        415,324          415,386          449,260         426,628
Selling, general and administrative expenses         135,978        136,815          123,602          139,642         134,472
Amortization of goodwill                               8,233          7,738            6,794            6,724           6,169
Unusual charges                                           --        145,200               --            7,000          16,000
						   _________      _________        _________        _________       _________
Operating income (loss) from continuing
  operations                                          16,840       (182,504)          30,167            6,778         (12,189)
Interest income                                        1,201          1,283              797            1,276           2,553
Interest expense                                    (24,379)        (24,386)         (23,706)         (21,361)        (20,579)
Other expense, net                                     (434)         (4,580)          (2,386)          (1,370)           (420)
						   _________      _________        _________        _________       _________
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item                             (6,772)       (210,187)           4,872          (14,677)        (30,635)
Provision for income taxes                             1,115            998               68              817           1,482
Minority interest                                         98           (194)              21              265             (90)
						   _________      _________        _________        _________       _________
Income (loss) from continuing
  operations before extraordinary item               (7,985)       (210,991)           4,783          (15,759)        (32,027)
  Discontinued operations                                 --        (42,787)         (10,338)           5,723           6,132
  Extraordinary item                                      --         (8,000)              --               --              --
						   _________      _________        _________        _________       _________
  Net loss                                           (7,985)       (261,778)          (5,555)         (10,036)        (25,895)
						   _________      _________        _________        _________       _________
Earnings (loss) per common share
   (After Preferred Stock Dividend)
  Continuing operations before extraordinary           (.35)          (7.68)             .20             (.63)          (1.42)
    item
  Discontinued operations                                 --          (1.55)            (.42)             .23             .27
  Extraordinary item                                      --           (.29)               _                _               _
						   _________      _________        _________        _________       _________
  Loss per common share                           $    (.35)     $    (9.52)     $      (.22)     $      (.40)     $    (1.15)
						   _________      _________        _________        _________       _________
Weighted average shares outstanding                   32,018         27,632           24,815           24,812          22,437
						   _________      _________        _________        _________       _________

									       October 31,
					_____________________________________________________________________________________
					    1995                1994               1993              1992              1991
					_________            _________          _________         _________         _________
Balance Sheet Data:
Working capital (deficit)                $ (12,568)          $ (51,206)         $ 101,371         $ 113,338         $ 127,766
Total assets                                547,917             602,938           594,028           601,752           590,193
Goodwill                                    276,549             283,638           235,329           240,617           245,342
Total long-term debt                        289,120             245,984           221,463           221,048           224,476
Stockholders' equity                         63,089              74,381           210,314           216,447           225,785

     See Notes 3, 4 and 5  of the Notes to Consolidated Financial Statements of the Company.


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


CGE TRANSACTION

	On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to an investment agreement in which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG. As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer. See ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional information.


RESULTS OF OPERATIONS

	AWT operates principally in three segments: PSG (Contract Operations), focused on the operation of water and wastewater treatment facilities; Metcalf & Eddy and its subsidiaries (collectively "Metcalf & Eddy") focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation and Research-Cottrell, focused on designing, supplying and servicing air pollution treatment and control equipment. The "other" segment primarily represents the Company's activities related to a hazardous waste transfer station which was sold on October 27, 1995.


DEMAND FOR THE COMPANY'S SERVICES AND TECHNOLOGIES

	Demand for the Company's services and technologies arises principally from four sources:

	- need for governmental agencies to reduce costs through productivity improvements and improve the quality of services;

	-upgrade of existing facilities and the need for new capacity at water and wastewater treatment facilities, electric generating facilitiesand various industrial pollution sources, such as waste incineration and industrial process plants, which must comply with existing environmental legislation and regulations;

	-regulations mandating new or increased levels of water and air pollution control, water supply and solid waste management as well as remediation of contaminated sites; and

     -need for maintenance, repair and rebuilding of existing pollution control equipment and facilities.

Summarized below is certain financial information relating to the business segments of the Company.


								    Fiscal Years Ended October 31
									    (in thousands)
								  1995             1994            1993
							       _________       __________       _________
Sales:
   PSG (Contract Operations)                                   $ 179,713       $   83,678      $   46,000
   Metcalf & Eddy                                                216,852          219,106         246,824
   Research-Cottrell                                             220,207          213,172         276,584
   Other and eliminations                                          2,096            6,617           6,541
							       _________       __________       _________
							       $ 618,868       $  522,573       $ 575,949
							       _________       __________       _________
Cost of Sales:
   PSG (Contract Operations)                                  $  154,859        $  73,098       $  32,875
   Metcalf & Eddy                                                130,899          141,757         159,532
   Research-Cottrell                                             172,524          196,511         219,734
   Other and eliminations                                          (465)            3,958           3,245
							       _________       __________       _________
							       $ 457,817        $ 415,324       $ 415,386
							       _________       __________       _________
Selling, General and Administrative Expenses:
   PSG (Contract Operations)                                   $  13,369       $    8,226      $    5,983
   Metcalf & Eddy                                                 71,816           71,713          65,128
   Research-Cottrell                                              38,506           42,251          41,624
   Other                                                           2,831            3,464           2,847
   Corporate (unallocated)                                         9,456           11,161           8,020
							       _________       __________       _________
							       $ 135,978        $ 136,815       $ 123,602
							       _________       __________       _________
Amortization of Goodwill:
   PSG (Contract Operations)                                  $    1,886       $      989       $     464
   Metcalf & Eddy                                                  3,101            3,483           3,078
      Research-Cottrell                                            3,246            3,266           3,252
							       _________       __________       _________
							       $   8,233        $    7,738      $   6,794
							       _________       __________       _________
Unusual Charges:
  PSG (Contract Operations)                                    $    --          $    5,300      $    --
  Metcalf & Eddy                                                    --              38,700           --
  Research-Cottrell                                                 --              81,800           --
  Other                                                             --               4,200           --
  Corporate                                                         --              15,200           --
							       _________       __________       _________
							       $    --          $  145,200      $    --
							       _________       __________       _________
Operating Income (Loss):
  PSG (Contract Operations)                                    $   9,599        $   (3,935)     $   6,678
  Metcalf & Eddy                                                  11,036           (36,547)        19,086
  Research-Cottrell                                                5,931          (110,656)        11,974
  Other                                                             (270)           (5,005)           449
  Corporate                                                       (9,456)          (26,361)        (8,020)
							       _________       __________       _________
								$ 16,840        $ (182,504)     $  30,167
							       _________       __________       _________


DEPENDENCE ON KEY PROJECTS/GOVERNMENT CONTRACTS

	 In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

	 Approximately 58% of the Company's 1995 gross revenues were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.


FISCAL YEAR ENDED OCTOBER 31, 1995 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 1994

Overview

	 As discussed in more detail with the comparison of each segments results, the net loss was reduced by $253.8 million to $8.0 million during the year ended October 31, 1995. Excluding the $196.0 million impact of unusual charges, losses from discontinued operations and the extraordinary loss, the $57.8 million improvement of results reflects primarily a $54.1 million increase in operating income. This was achieved through better project execution resulting in higher gross margins on stable sales levels within the Metcalf & Eddy and Research-Cottrell segments. In addition, the June 1994 acquisition of PSG, CGE's water/wastewater management subsidiary, and new contract awards resulted in a $96.0 million sales increase generating higher operating income in the PSG segment. Various cost reduction efforts have also improved results which are reflected in a $.8 million reduction in selling, general and administrative expenses despite the effects of the PSG acquisition and providing for improved employee fringe benefits including retirement and incentive plans. Backlog levels have also increased to over $1.2 billion due to the $450 million five-year contract with the Puerto Rico Aqueduct Sewer Authority to operate, maintain and manage Puerto Rico's water and wastewater treatment facilities.

PSG (Contract Operations)

	 Excluding the impact of the $5.3 million prior period unusual charges discussed in the prior year's comparison of results, and the $1.5 million proforma operating income impact assuming the June 1994 PSG acquisition occurred on November 1, 1993, operating income increased during the year ended October 31, 1995 by $6.7 million. The increase in operating income during the year was primarily due to new business development which resulted in additional service contracts and cost reductions attained in connection with the consolidation of the Metcalf & Eddy Services and Professional Services Group operations.

	 Sales increased by $96.0 million during the year ended October 31, 1995. The increase during the year is attributable to the aforementioned proforma sales impact of the PSG acquisition ($55.6 million) and new business development which resulted in additional service contract revenues ($40.4 million), including revenues of $15.7 million related to the new PRASA contract.

	 On September 1, 1995, PSG initiated operations under its five-year contract with PRASA to operate, maintain and manage Puerto Rico's water and wastewater treatment facilities. This contract is expected to generate annual revenues in excess of $90 million and its profitability thereunder is contingent upon achieving certain incentive revenues and operating efficiencies in which a significant amount is expected to be realized during the later years of the contract. PRASA has the right to cancel the contract after three years.

Metcalf & Eddy

	 Excluding the impact of the $38.7 million prior period unusual charges discussed in the prior year's comparison of results, operating income increased by $8.9 million during the year ended October 31, 1995. The improved performance resulted from higher margin sales related to work executed directly by Metcalf & Eddy excluding its sub-contractors and other favorable mix impacts as well as improved execution on several projects as a result of obtaining contractual amendments and lower than previously anticipated direct project costs. Selling, general and administrative expenses were flat primarily due to increased bid and proposal and other related selling costs as well as higher employee fringe benefits being off-set by various cost reductions including facility, insurance and administrative overhead related costs.

	 Sales decreased by $2.3 million during the year ended October 31, 1995 primarily due to changes in pass-through sales volume, including Peace Shield, representing direct project costs passed through to the client. The higher margin sales related to work executed directly by Metcalf & Eddy excluding its sub-contractors increased by $9.1 million during the year.

Research-Cottrell

	 Excluding the impact of the $81.8 million prior period unusual charges discussed in the prior year's comparison of results, operating income increased by $34.8 million during the year ended October 31, 1995. The increase resulted from higher gross margins of $31.0 million primarily due to better execution resulting in the avoidance of additional costs required in the prior year to complete particulate and acid gas control systems, chimneys and emissions monitoring systems ($21.5 million) as well as higher gross margins within the international and cooling tower operations primarily due to higher sales volumes and to a lesser extent improved execution ($7.5 million). Also impacting the favorable results were lower selling, general and administrative expenses ($3.8 million) due to cost reductions in substantially all product lines primarily within the particulate and acid gas control equipment, emissions monitoring systems and cooling tower product lines which were partially off-set with higher international selling activities.

	 Sales increased by $7.0 million during the year ended October 31, 1995. The increase resulted from higher international sales of particulate and acid gas control systems due to better geographical market penetration in Europe and the Far East ($21.0 million) and higher sales from the cooling tower operations driven by higher orders ($9.4 million). Also contributing to the increase were higher sales of VOC control systems due to higher demands driven by the requirements under the 1990 Clean Air Act Amendments ($12.3 million). Partially offsetting these increases were lower sales of emission monitors ($19.1 million) and chimney products and services ($12.3 million) primarily due to the timing of the demand requirements under the 1990 Clean Air Act Amendments.

	 In light of improvements in its current market climate and anticipated financial performance, management has decided to retain the Company's cooling tower, heat transfer and certain service operations. The Company had previously contemplated selling these businesses and had recorded a charge for the difference between their net carrying value and management's estimate of the anticipated net sales proceeds. The Company is making progress in resolving software issues related to its emissions monitoring systems previously shipped to certain utilities. The software issues have created problems in collecting receivables due to claims and back-charges from certain utilities. Also, the Company will continue to incur additional software, warranty and project close-out costs in resolving this situation. Management believes that the previously provided reserves for the contemplated divestitures and emissions monitoring operations are adequate in the aggregate, therefore these issues have not had a significant effect on the Company's consolidated financial position or results of its operations, taken as a whole as of October 31, 1995 and for the year then ended.

Corporate and Other

	 The corporate (unallocated) selling, general and administrative expenses decreased by $1.7 million during the year ended October 31, 1995 due to cost reduction efforts, including reductions in unallocated promotional and facility related costs. The Company sold its hazardous waste transfer station operations during October 1995 and as a result a $1.4 million gain was recognized and included in other expense, net.

	 Prior year additional charges, which are discussed in the prior year's comparison of results, include unusual charges of $19.4 million, losses from the discontinued asbestos abatement operations ($38.2 million) and PAMCO operations ($4.6 million) and an $8.0 million extraordinary loss on the early retirement of the 11.18% Senior Notes with the Prudential Insurance Company of America.


FISCAL YEAR ENDED OCTOBER 31, 1994 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 1993

PSG (Contract Operations)

	 Excluding the impact of the $5.3 million unusual charges and the PSG acquisition discussed below, operating income decreased by $5.3 million from the prior comparable period. The decrease resulted from a $4.0 million resolution of an outstanding claim in the prior period, competitive market pressures and higher bid and proposal activity and insurance costs in the current period.

	 Sales and operating loss also increased by $35.9 million and $1.3 million due to the June 1994 acquisition of PSG. If this acquisition had occurred on November 1, 1993, sales would have increased by an additional $55.6 million and the operating loss would have reduced by $1.5 million.

	 The unusual charges were primarily related to the estimated costs to settle pending litigation ($2.0 million), and costs and asset writedowns associated with several projects ($3.3 million).

Metcalf & Eddy

	 Excluding the impact of the $38.7 million unusual charges discussed below, operating income decreased by $16.9 million from the prior comparable period. The decrease resulted from lower gross margins of $9.9 million from the impact of lower sales volumes, unfavorable sales mix, and higher than anticipated direct project costs, as well as additional selling, general and administrative expenses of $6.6 million due to normal inflationary impacts and a $2.0 million depreciation credit from the prior year. The sales decrease of $27.7 million resulted primarily from lower Peace Shield pass-through sales of $15.9 million representing direct project costs passed through to the client, reductions of $7.1 million in water/wastewater services and decreases of $7.5 million in general engineering due to economic conditions affecting the Hawaii International Airport program management work, offset slightly by growth in hazardous waste remediation.

	 The unusual charges were primarily related to the PRASA litigation ($11.2 million), estimated costs to settle pending litigation ($12.4 million), the termination of certain leases and closing of certain facilities ($6.1 million) and other items including insurance, severance and certain project losses ($9.0 million).

Research-Cottrell

	 Excluding the impact of the $81.8 million unusual charges discussed below, operating income decreased by $40.8 million from the prior comparable period. The decrease resulted from additional costs for advanced software and field applications related to emissions monitoring equipment ($15.2 million), additional installation and construction costs associated with particulate and acid gas control systems ($5.8 million) and chimneys ($4.6 million) as well as higher insurance costs and inventory adjustments with the cooling tower business ($2.1 million). The balance of the operating income decrease is due to lower sales volumes of $63.4 million. The sales decrease was attributable to particulate and acid gas control systems ($35.2 million) due to the negative impact of customers continuing to evaluate both compliance options and the enforcement framework related to the CAAA, as well as their capital spending plans in view of the economic climate. Lower volumes were also recognized in international particulate and acid gas control systems ($15.3 million) and cooling towers ($10.9 million) due to a temporary decline in market share. Off-setting other less significant decreases was an increase of $14.0 million in sales of emissions monitoring equipment due to equipment deliveries and start up activities for its utility clients. Selling, general and administrative expenses remained fairly constant with minor changes due to sales mix and normal inflationary impacts.

	 The unusual charges were primarily related to certain contemplated business divestitures ($36.0 million), costs and asset write-downs associated primarily with warranty and other claims in the electrostatic precipitators and continuous emissions monitoring product lines ($30.3 million), the write-off of substantially all of the capitalized software costs reflecting a shift in focus to a standard industrial continuous emission monitor ($9.0 million) and other charges including lease terminations, litigation costs, insurance claims and severance costs ($6.5 million).

Corporate and Other

	 The corporate (unallocated) selling, general and administrative expenses increased by $3.1 million due to unallocated legal and facility costs. The unusual charges were related to various termination benefits ($8.3 million, of which $4.6 million relates to the Company's former Chairman under the terms of an employment contract which were triggered by the transactions contemplated by the Investment Agreement and include a $2.3 million loan forgiveness, certain tax payments and other payments), certain contemplated business divestitures and other asset reserves ($6.5 million), and other charges including lease terminations and pending litigation ($4.6 million).

	 Interest income increased $.5 million as a result of a favorable tax settlement and additional notes receivables. Interest expense increased $.7 million due to higher levels of average short-term borrowings during fiscal 1994 as compared to the prior period. Other expenses increased by $2.2 million as a result of adjustments to the net investments in sales type leases, loss on sale of assets, additional letters of credits and foreign exchange.

	 The Company on May 13, 1994 announced that it decided to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's 1993 fiscal year. The Company made its determination to discontinue this business after an operational review, initiated in the fourth quarter of its 1993 fiscal year, that was prompted by increasing negative cash flows during fiscal 1993. The operational review led to a more extensive investigation of, among other things, recorded financial results and internal operating controls within the asbestos abatement operations after the discovery of accounting irregularities. The Company further reported that certain members of senior management of the asbestos abatement operations had been replaced. Subsequently, during the first quarter of fiscal 1994, the asbestos abatement operations incurred a loss of $3.2 million primarily due to revisions of estimates of costs to complete on existing contracts.

	 The Company's determination to liquidate its asbestos abatement business and take an additional charge of $35.0 million in the second quarter of fiscal 1994 was based upon consideration of a number of factors occurring in fiscal 1994 that caused the Company to conclude that it will be unable to realize value through the sale of the business and associated assets. The Company's efforts to sell the business on a reasonable basis were unsuccessful and, since the announcement of the Company's plans to discontinue the business, the operations' performance continued to deteriorate. Factors that contributed to the declining performance include the loss of management and other personnel with the experience and skill necessary for the business to be operated profitably and without continuing negative cash flows, deteriorating margins both with respect to new project contracts and existing backlog, greater difficulties in obtaining change orders from clients, and the likelihood of further erosion of margins due to substantial increases in required workers' compensation contributions for a significant percentage of the business's employees. The $38.2 million charge reflected in fiscal 1994 consists of operating losses of $16.0 million and an estimated loss on disposition of $22.2 million.

	 On November 18, 1994, the Company sold substantially all of the net assets of Pamco for $13.0 million cash. The $4.6 million charge reflected in fiscal 1994 consists of operating losses of $1.8 million (including certain asset reserves) and an estimated loss on disposition of $2.8 million.

	 On June 14, 1994 the Company utilized a portion of the proceeds from a $125.0 million term loan from CGE (see Note 9) to retire its 11.18% Senior Notes with The Prudential Insurance Company of America. The difference between the redemption price of $107.5 million in cash plus unamortized debt issuance costs of $.5 million and the $100.0 million carrying value of the debt has been recorded as an extraordinary loss.

Financial Condition

	 Cash generated by continuing operations for the year ended October 31, 1995 amounted to $11.4 million primarily due to the PRASA settlement and other working capital improvements off-set by cash outlays related to the emissions monitoring operations and cash outlays for reserves established in connection with the unusual charges recorded in the prior year. The Company also utilized $13.7 million of cash for capital expenditures, investments in environmental treatment facilities, and other investment activities during the period. These cash requirements were funded principally through proceeds from the sale of Pamco. During the year the Company's net debt was reduced by $6.2 million after adjusting for the fully utilized accounts receivable purchase agreement as of October 31, 1994.

	 On March 10, 1995, the Company entered into a new three-year $130 million Senior Secured Credit Facility (the "New Credit Facility") with
First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. The New Credit Facility replaces at a reduced cost the previous $70 million Credit Agreement (which provided for $40 million of borrowings and $30 million of letters of credit) and the $20 million Accounts Receivable Purchase Agreement (which was fully utilized at October 31, 1994). It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

	 Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings and bear interest at LIBOR (currently 5.7%), as defined, plus .725% or at a defined bank rate approximating prime (currently 8.5%). The New Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The New Credit Facility contains certain financial and other restrictive covenants with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires CGE to maintain a minimum 40% ownership interest in the Company.

	 Under the New Credit Facility at October 31, 1995, the Company had outstanding borrowings of $43.5 million (capacity of $72.1 million) and issued and outstanding letters of credit of $18.9 million (capacity of $57.9 million). The Company expects its operations to generate sufficient cash during the next fiscal year to fund its estimated capital expenditures and other investing activities and cash outlays for reserves established in connection with the fiscal 1994 unusual charges including those for its emissions monitoring operation. The Company believes that it has the ability to manage its cash needs and is currently continuing its efforts to control its expenses as well as reducing its working capital requirements. Proceeds of $13.0 million were received during the year ended October 31, 1995 related to the Company's sale of substantially all of the net assets of its Pamco operations. In addition, the Company received $2.3 million during November 1995 related to the sale of its hazardous waste transfer station operations. Further negotiations are continuing to be pursued with potential buyers of certain Company businesses no longer meeting strategic objectives. While the Company currently anticipates additional net proceeds of approximately $4.0 million upon the sale of those businesses, no assurance can be given that such negotiations will result in the successful disposition of any of these businesses. On September 1, 1995, Metcalf & Eddy sold the two notes obtained in conjunction with the PRASA settlement and received net cash proceeds of $12.8 million of cash, after applicable fees and expenses.

	 The businesses of the Company have not historically required significant ongoing capital expenditures. Total capital expenditures were $7.9 million, $5.5 million and $3.9 million for the years ended October 31, 1995, 1994 and 1993, respectively. At October 31, 1995, the Company had no material outstanding purchase commitments for capital expenditures.


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	  INDEX TO FINANCIAL STATEMENTS


Air & Water Technologies Corporation:                                     Page
_____________________________________                                     ____

Report of Independent Public Accountants................................
Consolidated Balance Sheets as of October 31, 1995 and 1994.............
Consolidated Statements of Operations for the Years Ended
      October 31, 1995, 1994 and 1993...................................
Consolidated Statements of Stockholders' Equity for the Years
      Ended October 31, 1995, 1994 and 1993.............................
Consolidated Statements of Cash Flows for the Years Ended
      October 31, 1995, 1994 and 1993...................................
Notes to Consolidated Financial Statements..............................



		   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

		       To Air & Water Technologies Corporation:

	We have audited the accompanying consolidated balance sheets of Air & Water Technologies Corporation (a Delaware corporation) and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air & Water Technologies Corporation and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.



							  ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 8, 1995



AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 1995 and 1994
(in thousands, except share data)



ASSETS                                                                                                      1995            1994
													 _________       _________
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $1,664 and $1,435
	  in 1995 and 1994, respectively                                                                 $  11,168      $  11,021
  Accounts receivable, less allowance for doubtful accounts of $8,300 and $6,100
	  in 1995 and 1994, respectively                                                                   102,360         80,534
  Costs and estimated earnings in excess of billings on uncompleted contracts                               44,730         59,250
  Inventories                                                                                               13,047         20,405
  Prepaid expenses and other current assets                                                                 10,806          7,281
  Net current assets of discontinued operations                                                              1,029          9,825
													 _________       _________
  Total current assets                                                                                     183,140        188,316
PROPERTY, PLANT AND EQUIPMENT, net                                                                          37,498         43,013
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES                                                           22,545         23,343
DEFERRED DEBT ISSUANCE COSTS, net                                                                            3,334          3,507
GOODWILL, net                                                                                              276,549        283,638
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                                              580          6,295
OTHER ASSETS                                                                                                24,271         54,826
													 _________       _________
  Total assets                                                                                           $ 547,917      $ 602,938
													 =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                                  $      --       $  29,000
  Current installments of long-term debt                                                                       366             533
  Accounts payable                                                                                          65,425          50,988
  Accrued expenses                                                                                         101,278         126,158
  Billings in excess of costs and estimated earnings on uncompleted contracts                               25,862          30,840
  Income taxes payable                                                                                       2,777           2,003
													 _________       _________
  Total current liabilities                                                                                195,708         239,522
													 _________       _________
NON-CURRENT LIABILITIES                                                                                         --          42,700
LONG-TERM DEBT                                                                                             289,120         245,984
													 _________       _________
MINORITY INTEREST IN SUBSIDIARIES                                                                               --             351
													 _________       _________
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01, authorized 2,500,000 shares;
	  issued 1,200,000 shares liquidation value $60,000                                                     12              12
  Common stock, par value $.001, authorized 100,000,000 shares; issued
	  32,107,906 shares                                                                                     32              32
  Additional paid-in capital                                                                               427,028         427,028
  Accumulated deficit                                                                                    (363,865)       (352,580)
  Common stock in treasury, at cost                                                                          (108)           (108)
  Cumulative currency translation adjustment                                                                  (10)             (3)
													 _________       _________
  Total stockholders' equity                                                                                63,089          74,381
													 _________       _________
  Total liabilities and stockholders' equity                                                             $ 547,917      $  602,938
													 =========      ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 31, 1995, 1994 and 1993
(in thousands, except share data)


									 1995             1994          1993
								       _________       _________      _________
SALES                                                                  $ 618,868       $ 522,573      $ 575,949
COST OF SALES                                                            457,817         415,324        415,386
								       _________       _________      _________
  Gross margin                                                           161,051         107,249        160,563
SELLING, GENERAL AND ADMINISTRATIVE                                      135,978         136,815        123,602
EXPENSES
AMORTIZATION OF GOODWILL                                                   8,233           7,738          6,794
UNUSUAL CHARGES                                                               --         145,200             --
								       _________       _________      _________
  Operating income (loss) from continuing operations                      16,840        (182,504)        30,167
INTEREST INCOME                                                            1,201           1,283            797
INTEREST EXPENSE                                                         (24,379)        (24,386)       (23,706)
OTHER EXPENSE, net                                                          (434)         (4,580)        (2,386)
								       _________       _________      _________
  Income (loss) from continuing operations before income                  (6,772)       (210,187)         4,872
taxes and minority interest
INCOME TAXES                                                               1,115             998             68
MINORITY INTEREST                                                             98            (194)            21
  Income (loss) from continuing operations                                (7,985)       (210,991)         4,783
LOSS FROM DISCONTINUED OPERATIONS                                             --         (42,787)       (10,338)
EXTRAORDINARY ITEM                                                            --          (8,000)            --
								       _________       _________      _________
  Net loss                                                             $  (7,985)      $(261,778)     $  (5,555)
								       =========       =========      =========
EARNINGS (LOSS) PER COMMON SHARE (After
Preferred Stock Dividend):
  Continuing operations                                                     (.35)      $   (7.68)     $     .20
  Discontinued operations                                                     --           (1.55)          (.42)
  Extraordinary item                                                          --            (.29)            --
								       _________       _________      _________
  Net loss                                                             $    (.35)      $   (9.52)     $    (.22)
								       =========       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended October 31, 1995, 1994 and 1993
(in thousands, except per share data)


			Preferred              Common                                                    Cumulative
			  Stock                 Stock          Addi-                  Class A Common     Currency
			 Class A               Class A         tional                 Treasury Stock     Translation
		     _________________   ____________________  Paid-in  Accumulated  __________________  Adjustment
		      Shares    Amount      Shares     Amount  Capital    Deficit     Shares     Amount                Total
		     _______   _______   __________   _______  ________  __________   _______    ______  ___________  ______
Balance,
  October 31, 1992       --    $  --     24,915,041     $25    $300,607   $(84,002)   (92,404)   $(109)     $(74)     $216,447
Net loss                 --       --         --          --        --       (5,555)       --        --        --        (5,555)
Treasury stock
  purchases              --       --         --          --        --         --       (7,498)      (9)       --            (9)
Treasury stock
  issued                 --       --         --          --        --         --       10,000       10        --            10
Exercise of
  stock options          --       --          1,250      --          13       --          --        --        --            13
Forfeiture and
  amortization of
  restricted stock       --       --         (8,108)     --         428       --          --        --        --           428
Currency
  translation
  adjustment             --       --         --          --        --         --          --        --    (1,020)       (1,020)
		     ---------   ---     ----------     ---    --------  ---------     ------    -----    ------       -------
Balance,
  October 31, 1993       --       --     24,908,183      25     301,048    (89,557)   (89,902)    (108)   (1,094)      210,314
Net loss                 --       --         --          --        --     (261,778)       --        --        --   (261,778)8)
Issuance of
  Common Stock           --       --      7,201,500       7      69,933       --          --        --        --        69,940
Issuance of
  Series A
  Preferred Stock    1,200,000    12         --          --      55,513       --          --        --        --        55,525
Cash dividends,
  Series A
  Preferred Stock        --       --         --          --        --       (1,245)       --        --        --        (1,245)
Grant, forfeiture
  and amortization
  of restricted
  stock                  --       --         (1,777)     --         534       --          --        --        --           534
Currency
  translation
  adjustment             --       --         --          --         --        --          --        --      1,091         1,091
		     ---------   ---     ----------     ---    --------  ---------     ------    -----     ------       -------
Balance,
  October 31, 1994   1,200,000    12     32,107,906      32     427,028   (352,580)   (89,902)    (108)       (3)        74,381
    Net loss             --       --         --          --        --       (7,985)       --        --        --         (7,985)
    Cash dividends,
    Series A
    Preferred Stock      --       --         --          --        --       (3,300)       --        --        --         (3,300)
Currency
  translation
  adjustment             --       --         --          --        --         --          --        --        (7)           (7)
		     ---------   ---     ----------     ---    --------  ---------     ------    -----    ------       -------
Balance,
  October 31, 1995   1,200,000   $12     32,107,906     $32    $427,028  $(363,865)   (89,902)   $(108)   $  (10)      $63,089
		     =========   ===     ==========     ===    ========  =========     ======    =====    ======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 1995, 1994 and 1993
(in thousands)

									 1995             1994            1993
								      __________       __________       _________

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss                                                      $   (7,985)      $ (261,778)      $  (5,555)
	Adjustments to reconcile net loss to net cash provided by
	  (used for) continuing operations-
	Discontinued operations                                             --             42,787          10,338
	Depreciation and amortization                                     19,055           18,745          14,550
	Other                                                             (1,424)            (194)             21
	Extraordinary item                                                  --              8,000             --
								      ----------       ----------       ---------
									   9,646         (192,440)         19,354
    Changes in assets and liabilities, net of effects from acquisitions -
	  (Increase) decrease in assets-
	Accounts receivable                                               (7,361)          (1,307)            738
	Costs and estimated earnings in excess of billings on
		    uncompleted contracts                                 10,356           22,230          18,064
	Inventories                                                          780            2,271          (2,288)
	Prepaid expenses and other current assets                         (1,381)          10,934          (3,859)
		  Other assets                                            14,594            6,196          (1,158)
	Increase (decrease) in liabilities-
	Accounts payable                                                  17,411           (5,712)         (5,943)
	Accrued expenses                                                 (27,408)          64,716         (15,859)
	Billings in excess of costs and estimated
	  earnings on uncompleted contracts                               (6,295)           5,152          (6,437)
	Income taxes                                                       1,062           (2,962)         (1,391)
	Other liabilities                                                   --             42,700             --
								      ----------       ----------       ---------
	Net cash provided by (used for) continuing operations             11,404          (48,222)          1,221
	Net cash provided by (used for) discontinued operations            1,579          (17,294)        (13,684)
								      ----------       ----------       ---------
	Net cash provided by (used for) operating activities              12,983          (65,516)        (12,463)
								      ----------       ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of business                                         12,962               --             --
	Capital expenditures                                              (7,895)          (5,523)         (3,880)
	Investment in environmental treatment facilities                     798           (1,020)         (1,712)
	Software development                                                 --            (2,659)        (10,680)
	Other, net                                                        (6,577)            (243)           (296)
								      ----------       ----------       ---------
	Net cash used for investing activities                        $     (712)      $   (9,445)      $ (16,568)
								      ----------       ----------       ---------


									  1995             1994            1993
								      ----------        ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuances of common and preferred stock         $     --           $  63,194      $      --
	Proceeds from issuance of notes payable and long-term debt          --             125,000          3,500
	Payments of notes payable and long-term debt                       (654)          (110,605)        (3,722)
	Net borrowings under credit facilities                           14,500                970         28,240
   Accounts receivable repurchased                                      (20,000)              --               --
	Cash dividends paid on preferred stock                           (3,300)              (970)            --
	Other, net                                                       (2,670)               769         (1,484)
								      ----------        ----------      ---------
	Net cash provided by (used for) financing activities            (12,124)            78,358         26,534
								      ----------        ----------      ---------
	Net increase (decrease) in cash and cash equivalents                 147             3,397         (2,497)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            11,021             7,624         10,121
								      ----------        ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   11,168        $   11,021      $   7,624
								      ==========        ==========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid during the year for interest                        $   24,879        $   23,853      $  23,765
	Cash paid during the year for income taxes                    $      604        $      976      $   2,587
								      ==========        ==========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


		   AIR & WATER TECHNOLOGIES CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			     OCTOBER 31, 1995




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

Revenue recognition

	 The Company follows the practice of accruing income from long-term contracts using the percentage-of-completion method. Under this method, the Company primarily recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to the estimated total cost of the work covered by the contract, including estimated warranty and performance guarantee costs. As contracts extend over one or more years, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Estimated warranty and performance guarantee costs on completed contracts are included in accrued expenses and amounted to $11,400,000 and $16,200,000 in 1995 and 1994, respectively.

	 The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents contract costs incurred plus earned margin in excess of amounts billed and includes unbilled retentions which result from performance of work on contracts in progress in advance of billings pursuant to certain contract terms. Approximately $40,500,000 of costs and estimated earnings in excess of billings on uncompleted contracts is expected to be collected in fiscal year 1996. The liability, " billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of contract costs incurred and earned margin.

	 In connection with various agreements relating to the licensing of the Company's technologies to third parties, the Company records sales for licensing and related fees as they are earned as specified under the terms of the related agreements.

Inventories

	 Inventories are stated principally at the lower of weighted average cost or market. Inventories at October 31 consist of the following (in thousands):

			     1995        1994
			   _______     _______
Raw materials              $ 4,270     $ 5,443
Work in process                449         377
Components and parts         8,328      14,585
			   ________    _______
			   $13,047     $20,405
			   =======     =======

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

					1995         1994
				      ________     ________
Land and
   land improvements                  $  5,080     $  6,100
Buildings and
   improvements                         17,099       21,493
Machinery, equipment
   and fixtures                         49,789       47,604
				     _________    _________
					71,968       75,197
Less- Accumulated
depreciation and amortization          (34,470)     (32,184)
				     _________    _________
				     $  37,498    $  43,013
				     =========    =========

Amortization

	 Goodwill is being amortized over 40 years under the straight-line method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segments undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Accumulated amortization of goodwill was $52,881,000 and $44,717,000 at October 31, 1995 and 1994.
Deferred debt issuance costs are amortized over the life of the related debt utilizing the effective interest method. Amortization of deferred debt issuance costs for the periods ended October 31, 1995, 1994 and 1993 was $173,000 and $199,000 and $520,000, respectively.

Deferred Charges

	 Certain direct costs which are incurred in successfully marketing and arranging new contracts and taking over the related new operations within the PSG operating segment are deferred and amortized over the terms of the specific new contract using the straight-line method. These unamortized deferred charges are included in other assets and amounted to $7,494,000 and $3,733,000 at October 31, 1995 and 1994.

Earnings (loss) per share

	 The earnings (loss) per share was computed by dividing the net income
(loss) after preferred stock dividends by the weighted average number of common shares outstanding each period. The weighted average number of shares outstanding were 32,018,000 in 1995, 27,632,000 in 1994 and 24,815,000 in
1993.  Common Stock Equivalents (stock options) and the Company's 8%
Convertible Notes have not been included in the earnings (loss) per share calculation since the effect is antidilutive.

Reclassifications

	 Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.


(2)  CGE TRANSACTION:

	 On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to an investment agreement dated as of March 30, 1994 (the "Investment Agreement"), among AWT, Compagnie Generale des
Eaux, a French corporation and AWT's largest shareholder ("CGE"), and Anjou
International Company, a Delaware corporation and a wholly-owned subsidiary of CGE ("Anjou"), pursuant to which, among other things, AWT (i) issued to CGE
1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into
4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of Professional Services Group, Inc., a Minnesota corporation, and 2815869
Canada, Inc., a Canadian corporation (hereinafter collectively "Professional
Services Group" or "PSG"). As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and has designated AWT's Chief
Executive Officer and Chief Financial Officer.

	 In connection with the Investment Agreement, the Company incurred fees and expenses of approximately $9,800,000, including $7,750,000 payable to Allen & Company for financial advisory services. The estimated fees and expenses have been allocated to the PSG acquisition ($4,875,000), preferred stock issuance ($4,475,000), common stock issuance ($400,000) and a term loan from CGE ($50,000).


(3)  UNUSUAL CHARGES:

	 During 1994, the Company recorded unusual charges of approximately
$145,200,000.   These charges related to various cost reduction programs, new management's deemphasis of certain product lines which provided the opportunity for a sharper focus on the Company's three core competency areas;
engineering consulting, contract operations and air pollution control and to costs directly attributable to the transactions contemplated by the Investment
Agreement (as discussed more fully in Note 2).

	 Included in the unusual charges are (a) a $42,500,000 valuation charge which primarily relates to certain businesses that were initially believed to no longer meet strategic objectives and were anticipated to be divested. These businesses primarily consisted of the Company's cooling tower product line, and certain manufacturing and service operations and properties which diverted management attention from the Company's core products and services provided by Research-Cottrell, Metcalf & Eddy and PSG; (b) various termination benefits of $10,200,000 of which $4,600,000 relates to the Company's former Chairman under the terms of an employment contract which were triggered by the CGE Transaction and include a $2,300,000 loan forgiveness, certain tax payments and other payments; (c) approximately $8,000,000 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200,000 related to the PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA (see Note 16) represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date; (e) approximately $18,500,000 of estimated costs to settle pending litigation primarily within the Metcalf & Eddy segment; (f) approximately $9,700,000 primarily to write-off substantially all of the Company's capitalized software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $37,400,000 of costs and asset write-downs associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines; (h) approximately $7,700,000 for other items primarily representing revised estimates for potential insurance claims.

	 In light of improvements in its current market climate and anticipated financial performance, management has decided to retain the Company's cooling tower, heat transfer and certain service operations. The
Company had previously contemplated selling these businesses and had recorded a charge for the difference between their net carrying value and management's estimate of the anticipated net sales proceeds. The Company is making progress in resolving software issues related to its emissions monitoring systems previously shipped to certain utilities. The software issues have created problems in collecting receivables due to claims and back-charges from certain utilities. Also, the Company will continue to incur additional software, warranty and project close-out costs in resolving this situation.
Management believes that the previously provided reserves for the Company's contemplated divestitures and emissions monitoring operations are adequate in the aggregate, therefore these issues have not had a significant effect on the Company's consolidated financial position or results of its operations, taken as a whole as of October 31, 1995 and for the year then ended.

	 During 1995, the reserves to be utilized in future periods decreased to $44,300,000 as a result of asset write-offs of $33,600,000 and cash outlays of $35,600,000 and are included in the allowance for doubtful accounts
($5,900,000), costs and estimated earnings in excess of billings on uncompleted contracts ($3,400,000), inventory ($600,000) and accrued expenses
($34,400,000) at October 31, 1995. These related reserves are included in the allowances for doubtful accounts ($2,900,000), inventory ($800,000), other assets ($200,000), accrued expenses ($71,700,000) and non-current liabilities
($37,900,000) at October 31, 1994.


(4)  ACQUISITIONS:

	 In connection with the transactions contemplated by the Investment
Agreement, the Company on June 14, 1994 acquired CGE's PSG water/wastewater management subsidiary. The acquisition was accounted for under the purchase method and, accordingly, the operating results of PSG have been included in the consolidated operating results since the date of acquisition. The purchase price of $70,215,000 is based upon 6,701,500 shares of common stock issued in exchange for PSG valued at the quoted market price at the date of issuance ($65,340,000) plus $4,875,000 of direct acquisition costs. The purchase price was assigned to tangible assets of $26,072,000 and liabilities of $13,607,000 acquired at an estimate of their fair value. The excess of purchase price over PSG's tangible net assets acquired of $57,750,000 has been recorded as goodwill and is being amortized over 40 years.

	 The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if PSG had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments such as: amortization of goodwill and the related income tax effects (in thousands, except per share data):

					  Year Ended October 31,
					  1994             1993
				       (Unaudited)      (Unaudited)
				      _____________    _____________

Sales                                    $578,178         $653,549
Income (loss) from continuing
operations                               (209,146)           6,037
Net loss                                 (260,737)          (4,390)

Earnings (loss) per share:
 Continuing operations                      (6.53)             .19
 Net loss                              $    (8.14)       $    (.14)

	 The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.


(5)  DISCONTINUED OPERATIONS:

Asbestos Abatement

	 The Company on May 13, 1994 announced that it had decided to liquidate its asbestos abatement business. The Company previously reported in January 1994 that it would discontinue its asbestos abatement operations and that these operations, which it would seek to sell, had been considered a discontinued operation for financial reporting purposes as of the Company's
1993 fiscal year. The remaining net assets from this business were $1,609,000 and $3,987,000 as of October 31, 1995 and 1994. Sales applicable to this business were $1,658,000, $48,696,000 and $59,218,000 for the periods ended
October 31, 1995, 1994 and 1993. Other selected financial data from this business are as follows (in thousands):


				    1995         1994           1993
				 ________     _________       _________
Operating loss                   $   --        $(15,988)      $ (10,108)
Loss on disposition                  --         (22,241)            --
				 ________     _________       _________
Total loss                           --         (38,229)        (10,108)

Depreciation and amortization        --             716             944
Changes in working capital         2,416         15,627          (7,229)
Goodwill write-off                   --           4,425             --
Capital expenditures                 --             --             (874)
Payment of long-term debt            (38)          (367)           (130)
Other, net                           --             368            (211)
				 ________     _________      __________
Net cash flow                    $  2,378     $ (17,460)     $  (17,608)
				 ========     =========      ==========
Pamco

	 On November 18, 1994, the Company sold substantially all of the net assets of its natural gas compressor and power generation systems operations
("Pamco") for cash of $12,962,000. The remaining net assets from this business was $12,133,000 as of October 31, 1994. Sales applicable to this business were $1,364,000, $40,025,000 and $54,428,000 for the periods ended
October 31, 1995, 1994 and 1993. Other selected financial data from this business are as follows (in thousands):


				   1995          1994           1993
				 _________    _________       _________

Operating loss                   $    --      $  (1,758)      $    (230)
Loss on disposition                   --         (2,800)            --
				 ________     _________       _________
Total loss                            --         (4,558)           (230)
Depreciation and amortization         --            430             599
Changes in working capital           (799)        4,881           3,616
Capital expenditures                  --           (209)         (1,308)
Payment of long-term
  debt                                --           (369)           (483)
Other, net                            --             (9)          1,730
				 ________     _________       _________
Net cash flow                    $   (799)    $     166       $   3,924
				 ========     =========       =========


(6)  ACCOUNTS RECEIVABLE:

	 As of October 31, 1995 and 1994, accounts receivable included balances of $2,846,000 and $3,688,000, respectively, billed to customers under retainage provisions of long-term contracts. Substantially all of the retainage in accounts receivable as of October 31, 1995 is expected to be collected in fiscal year 1996.

	 Through an accounts receivable purchase agreement with First National
Bank of Chicago ("First Chicago"), the Company at its option could sell up to $20,000,000 of eligible accounts receivable on an ongoing basis to First
Chicago until expiration of the agreement in connection with the March 10, 1995 refinancing (see Note 8). The agreement was temporarily increased by $10,000,000 during April 1994 through June 15, 1994. As needed, the Company replaced accounts receivable previously sold when they were collected. On average, the Company had approximately $20,846,000 of accounts receivable outstanding under this agreement during 1994. Sales of accounts receivable under the agreement were subject to limited recourse. As of October 31, 1994, $20,000,000 of accounts receivable were outstanding under the agreement and, accordingly, excluded from accounts receivable.

	 The difference between the proceeds received upon the sale of accounts receivable and the net carrying value of such receivables was reflected as a loss. Such losses are included in other expense and amounted to approximately $665,000, $1,308,000 and $1,320,000, for the periods ended
October 31, 1995, 1994 and 1993, respectively.


(7)  INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES:

	 The Company designed and constructed environmental treatment facilities for certain governmental entities (the "entities"). The cost of these facilities was primarily funded through the issuance of tax-exempt
Industrial Revenue Bonds by the entities, the proceeds of which were loaned to the Company. The entities have entered into long-term service agreements with the Company which transfers to them substantially all risks of ownership and which will generate sufficient revenues to service the debt and return the Company's investment. Accordingly, these transactions have been accounted for as sales-type leases. Consistent with the definition of a legal right of offset (the related agreements provide for a net settlement of the obligations between the parties, and the revenues referred to above are legally assigned to payment of debt service), neither the facilities nor the associated debt
(approximately $31,185,000 and $32,365,000 at October 31, 1995 and 1994,
respectively) are reflected in the accompanying consolidated balance sheets.
These agreements provide for various performance guarantees by the Company.
Construction was completed on all of these facilities and all are operational.
Management believes that the Company will continue to maintain the stipulated performance guarantees.

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

	 The net investment in these sales-type leases consists of the following at October 31 (in millions):

					      1995         1994
					     _____        ______
Future minimum lease
    payments                                $ 39.5        $ 41.4
Expected residual value                        9.3           9.3
Unearned income                               (5.6)         (5.6)
					    ______        ______
Gross investment in leases                    43.2          45.1
Offset- nonrecourse debt
    of $31.2 million and
    $32.4 million, respectively,
    in 1995 and 1994, net of
    available funds in hands
    of trustee                               (26.8)        (28.0)
					    ______        ______
Net investment in leases                    $ 16.4        $ 17.1
Facility enhancements, net of
  depreciation                              $  6.1        $  6.2
					    ______        ______
Investments in environmental
  treatment facilities                      $ 22.5        $ 23.3
					    ======        ======

	 At October 31, 1995, minimum lease payments to be received, net of executory costs for the five succeeding fiscal years, are as follows (in thousands):

			1996           $2,226
			1997            1,931
			1998            1,961
			1999            2,069
			2000            2,216


(8)  FINANCING ARRANGEMENTS:

	 On March 10, 1995, the Company entered into a new three-year $130 million Senior Secured Credit Facility (the "New Credit Facility") with First
Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. The New Credit Facility replaces at a reduced cost the previous $70 million Credit Agreement (which provided for $40 million of borrowings of which $29 million was outstanding at October 31, 1994 and $30 million of letters of credit) and the $20 million Accounts Receivable
Purchase Agreement (which was fully utilized at October 31, 1994). It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

	 Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (6% at October 31, 1995), as defined, plus .725% or at a defined bank rate approximating prime (8.75% at October 31, 1995). The New
Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The New Credit Facility contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to designate its proportionate share of the Company's Board of Directors as well as the Chief Executive
Officer and Chief Financial Officer. The Company compensates CGE for its support in an amount equal to .95% per annum of the outstanding commitment during the term of the New Credit Facility ($792,000 for the year ended
October 31, 1995).

	 Under the New Credit Facility at October 31, 1995, the Company had outstanding borrowings of $43.5 million (capacity of $72.1 million) and issued and outstanding letters of credit of $18.9 million (capacity of $57.9 million). The average daily balance on all loans outstanding under these credit facilities was approximately $54,370,000, $34,810,000 and $26,407,000, at a weighted average interest rate of approximately 7.7%, 7.6% and 6.6% in each of the years ended October 31, 1995, 1994 and 1993, respectively. The maximum month-end loan balance outstanding under these credit facilities was $72,000,000, $50,018,000 and $33,791,000 in 1995, 1994 and 1993, respectively.

	 The gross amount of proceeds from and repayments of working capital borrowings under these credit facilities consists of the following (in thousands):

				      1995         1994           1993
				   _________    _________      _________
    Borrowings                     $ 509,000    $ 213,535      $ 196,240
    Repayments                      (494,500)    (212,565)      (168,000)
				   _________    _________      _________
    Net                            $  14,500    $     970      $  28,240
				   =========    =========      =========


	 In the normal course of business the Company enters into interest rate hedge transactions with credit worthy financial institutions in order to limit its exposure to adverse fluctuations in interest rates. As of October
27, 1995 and subsequent thereto, the Company had entered into interest rate hedge transactions providing for maximum (6.7% to 6.8%) and minimum (5.7% and 6.0%) interest rates on $45,000,000 of borrowings. The maturity of these interest rate hedge transactions ranges from November 18, 1996 to December 16, 1996.


(9)  LONG-TERM DEBT:

	 The Company's long-term debt consists of the following at October 31
(in thousands):

							 1995        1994
						       ________    ________
Term loan from CGE                                     $125,000    $125,000
8% Convertible Subordinated Debentures
  due May 15, 2015                                      115,000     115,000
Senior Secured Credit Facility (Note 8)                  43,500          --
 8.5% Note due July 1, 2007 (Note 7)                      3,300       3,400
 Real estate mortgage loans at 8.75%                      2,670       2,899
 Other                                                       16         218
						       ________    ________
							289,486     246,517
 Less current installments of long-term debt              (366)       (533)
						       ________    ________
 Long-term debt                                        $289,120    $245,984
						       ========    ========

	 The $125,000,000 term loan from CGE is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by AWT, plus 125 basis points, as defined, and has a final maturity of June
15, 2001. The term loan contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries.
Interest expense related to this term loan was $9,142,000 and $2,887,000 during the years ended October 31, 1995 and 1994. The Company has obtained waivers relating to violations of certain financial covenants under the CGE term loan and the bonding agreement with "Reliance" (see Note 16) through November 1, 1996.

	 On June 14, 1994 the Company utilized a portion of the proceeds from the $125,000,000 CGE term loan to retire its 11.18% Senior Notes with The
Prudential Insurance Company of America. The difference between the redemption price of $107,500,000 in cash plus unamortized debt issuance costs of $500,000 and the $100,000,000 carrying value of the debt has been recorded as an extraordinary loss.

	 During 1990, the Company completed the public offering of $115,000,000 of 8% Convertible Subordinated Debentures. Interest on the debentures is payable semiannually. The debentures are redeemable in whole or in part at the option of the Company at any time on or after May 15, 1993, at a redemption price of 104.8% of the principal amount in 1994 reducing to 100% of the principal amount in 2000, together with accrued interest to the redemption date. The debentures require equal annual sinking fund payments beginning May
15, 2000, which are calculated to retire 75% of the debentures prior to maturity. The debentures are convertible into shares of Class A Common Stock at a conversion price of $30.00 per share.
	 The aggregate maturities of long-term debt are as follows (in thousands):

	       Fiscal Year
	       ___________
		 1996                $ 366
		 1997                  378
		 1998               43,898
		 1999                  440
		 2000                6,239
	       Thereafter          238,165


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


(11)  STOCK OPTION AND PURCHASE PLANS:

	 Under the Company's employee stock purchase plan (the "Stock Purchase
Plan"), officers and other key employees may be granted the right to purchase up to 1,000,000 shares of the Company's Class A Common Stock. The
Compensation Committee of the Board of Directors determines the purchase price of shares issuable under the Stock Purchase Plan. At October 31, 1995 and
1994, approximately 232,000 shares of Class A Common Stock were available for sale under the Stock Purchase Plan.

	 The Company established its stock option and restricted stock award plan (the "Plan") in 1989 under which incentive stock options and nonqualified stock options may be granted to purchase shares of Common Stock of the Company and restricted shares of Common Stock of the Company may be awarded. The Plan authorizes the granting of stock options and restricted stock awards for up to an aggregate of 2,892,735 shares of Class A Common Stock of the Company.
Options and restricted stock awards granted may not be exercised or vest during the first year after grant but, thereafter, 25% of the shares granted become exercisable or vest on the first through fourth anniversaries of grant.
The following is a summary of certain information pertaining to options under the Plan, all of which were granted at the fair market value.

				1995            1994            1993
			     _________       _________       __________
Outstanding
     Beginning of year       2,291,347       2,350,152        1,637,406
    Granted                    129,200         560,200          963,900
    Exercised                       --              --           (1,250)
    Forfeited                 (435,427)       (619,005)        (249,904)

Outstanding
     End of year             1,985,120       2,291,347        2,350,152

				1995            1994             1993
			     _________       _________       __________
At October 31
    Exercisable              1,375,493       1,816,847          732,487
    Options and
    restricted stock
    available for grant        766,625         470,034          411,952
			     _________       _________       __________
    Option price range
    per share-
    Outstanding                $  4.31         $  7.38           $10.50
			       to              to                to
			       $ 31.43         $ 31.43           $31.43
    Exercised                  $   --          $   --            $10.50


	 In December 1991, the Company granted 78,070 restricted shares to its employees in accordance with the terms of the Plan described above at the then prevailing marketprice of the Company's Common Stock of $18.50. The aggregate fair market value of the shares granted was recorded as unearned compensation expense and amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity and $534,000 and $428,000 was amortized to expense during the years ended October
31, 1994 and 1993.


(12)  BENEFIT PLANS:

	 The Company has various retiree benefit plans, the most significant of which are as follows:

	 The Company maintains a savings and retirement plan (for certain eligible employees within the Metcalf & Eddy and Research-Cottrell segments and corporate) providing for annual discretionary Company contributions which are fixed by the Board of Directors based on the performance of the applicable employee group. The Company also matches a fixed percentage of each employee's contributions up to a maximum of 4% of such employees compensation.
Contribution expense applicable to this plan was approximately $2,400,000 and $1,200,000 and $700,000 for the years ended October 31, 1995, 1994 and 1993.
The Company also maintains a savings plan for eligible employees within the PSG segment in which the Company matches a fixed percentage of each employees contribution up to a maximum of 4% of such employees compensation.
Contribution expense applicable to the plan was approximately $500,000 and $200,000 for the years ended October 31, 1995 and 1994.

	 The Company maintains defined benefit plans which cover certain active and retired employees including, substantially all of its eligible employees within the PSG operating segment. The pension costs related to these plans were determined by actuarial valuations and assumptions (including discount rates ranging between 7.5% and 8.5%) and approximated $1,000,000, $300,000, and $100,000 for the years ended October 31, 1995, 1994 and 1993.
The accrued pension liabilities were approximately $3,300,000, $1,500,000, and $1,400,000 at October 31, 1995, 1994 and 1993. During the year ended October
31, 1995, the accrued pension liability related to the PSG defined benefit plan was increased by $1,016,000 with a corresponding increase to goodwill to reflect the difference between the accrued benefit obligation and the $2, 276,000 projected benefit obligation.

	 In addition to the above plans, the Company makes contributions to union sponsored plans in accordance with negotiated labor contracts.
Information on the actuarial present value of accumulated plan benefits and net assets available for benefits related to these plans is not available.
Contributions to all such plans were approximately $1,100,000, $1,600,000 and $1,400,000 for the years ended October 31, 1995, 1994 and 1993.

	 Certain employees within the Research-Cottrell segment retiring from the Company between the ages of 55 and 62 who have rendered the requisite number of years of service (generally 25 years) are entitled to postretirement health care coverage. These benefits are subject to deductibles, copayment provisions and other limitations. The Company reserves the right to change or terminate the benefits at any time. During 1994, the Company adopted the Financial Accounting Standards Board pronouncement on accounting for postretirement benefits. The Company is amortizing the catch-up effect over participants' future service periods and as a result the new prescribed accounting for postretirement benefits has not had a significant effect on the Company's reported consolidated financial position and results of operations in fiscal 1995 and 1994. The total cost of these postretirement benefits charged to the results of operations approximated $300,000 for each of the three years in the period ended October 31, 1995.

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


				      1995             1994           1993
				    _______          _______        ________
Operations for the
    years ended October 31-
    Sales                           $51,680          $76,230        $122,548
    Cost of sales                    40,130           60,655         101,127
    General and
     administrative
     expenses                         7,548            9,811          11,730
				    -------          -------        --------
    Income                          $ 4,002          $ 5,764        $  9,691


				      1995             1994           1993
				    -------          -------        --------
Company share of joint ventures
    for the years ended October 31-
    Sales                           $22,692          $33,151        $ 49,788
    Cost of sales                    16,106           26,232          40,385
    General and
     administrative
     expenses                         3,419            4,467           5,448
				    -------          -------        --------
    Income                          $ 3,167          $ 2,452        $  3,955
				    =======          =======        ========


Investment as of
    October 31                      $ 2,260           $  681        $  2,275
				    =======           ======        ========


	 The Company's share of joint venture income presented above includes general and administrative expenses incurred by the joint venture. General and administrative expenses incurred by the Company attributable to the management and administration of the joint ventures are not included.

	 The Company's investment in joint ventures includes capital contributed to the joint ventures and the Company's share of undistributed earnings (included in other assets). In addition, the Company had receivables from the joint ventures totaling $2,540,000 and $3,558,000 at October 31, 1995 and 1994, respectively, related to current services provided by the Company to the joint ventures.

	 The data presented above primarily represent Metcalf & Eddy's investment in a 43%-owned joint venture with CRSS Inc., providing services to the U.S. Air Force in Saudi Arabia.


(14)  BUSINESS SEGMENTS AND GEOGRAPHIC DATA:

	 PSG (Contract Operations) provides complete services for the operations, maintenance and management of treatment facilities in the various water and wastewater, and sludge and biosolids waste management markets.
Sales are primarily to municipal government agencies.

	 Metcalf & Eddy provides a comprehensive range of water related services, including treatment process design and on-site and off-site remediation of environmental contamination. Sales to federal, state and municipal governmental agencies totaled 81%, 80% and 72% of Metcalf & Eddy's gross sales in the years ended October 31, 1995, 1994 and 1993, respectively.

	 Research-Cottrell services include the initial analysis of air/thermal pollution problems, consultation, design and installation of the appropriate treatment technologies including electrostatic precipitators, fabric filters, chimneys, cooling towers, dry emission control systems, continuous emission monitors and thermal oxidizers. Additionally, this segment provides parts, repairs, service and maintenance for its and others installed equipment base. Sales are primarily to electric utilities and industrial entities within the petrochemical, pharmaceutical, pulp and paper and steel industries.

	 The Company's other activities were primarily related to its hazardous waste transfer station which was sold on October 27, 1995.

	 Sales to the federal government represented approximately 11%, 15% and 17% of consolidated sales in the years ended October 31, 1995, 1994 and 1993. Sales between segments are included within the segment recording the sales transaction and eliminated for consolidation purposes. Operating profit by segment is total operating revenue less operating expenses and amortization of goodwill. Unallocated corporate expenses includes administrative costs not allocable to a specific segment. Identifiable assets are those assets used by each segment in its operation. Corporate assets primarily include cash, fixed assets, net assets from discontinued operations and deferred debt issuance costs. Sales and identifiable assets of foreign operations as of and for the years ended October 31, 1995, 1994 and 1993 were less than 10% of the consolidated assets and sales.

Information by business segment is as follows (in thousands):


                              PSG
			   (Contract     Metcalf     Research-             Unallocated
			   Operations)   & Eddy      Cottrell     Other     Corporate   Eliminations   Consolidated
			   __________    _______     _________    _____    __________   ____________   ____________

For the year ended
  October 31, 1995-
 Sales                     $179,713      $216,852    $ 220,207    $6,133    $    --       $  (4,037)     $618,868
 Costs and expenses         168,228       202,715      211,030     6,403       9,456         (4,037)      593,795
 Amortization of
   goodwill                   1,886         3,101        3,246        --         --            --           8,233
			   --------      --------    ---------    ------    --------      ---------      --------
  Operating
   income (loss)              9,599        11,036        5,931      (270)     (9,456)          --          16,840
Identifiable
  assets as of             ========      ========    =========    ======    ========      =========      ========
  October 31, 1995         $148,402      $181,590    $ 192,034    $3,037    $ 22,854      $    --        $547,917
			   ========      ========    =========    ======    ========      =========      ========
Depreciation               $  1,660      $  2,747    $   1,806    $  241    $    584      $    --        $  7,038
			   ========      ========    =========    ======    ========      =========      ========
Capital
  expenditures             $  2,135      $  2,818    $   2,493    $  --     $    449      $    --        $  7,895
			   --------      --------    ---------    ------    --------      ---------      --------

For the year
  ended
  October 31, 1994-
 Sales                     $ 83,678      $219,106    $ 213,172    $6,617    $    --       $    --        $522,573
 Costs and expenses          81,324       213,470      238,762     7,422      11,161           --         552,139
 Amortization of
   goodwill                     989         3,483        3,266      --           --            --           7,738
 Unusual charges              5,300        38,700       81,800     4,200      15,200           --         145,200
			   --------      --------    ---------    ------    --------      ---------      --------
  Operating loss             (3,935)      (36,547)    (110,656)   (5,005)    (26,361)          --        (182,504)
			   ========      ========    =========    ======    ========      =========      ========
Identifiable
  assets as of             ========      ========    =========    ======    ========      =========      ========
  October 31, 1994         $133,885      $205,589    $ 217,460    $6,769     $39,235      $    --        $602,938
			   ========      ========    =========    ======    ========      =========      ========
Depreciation               $    580      $  2,188     $   1,795   $  526     $ 1,122      $    --        $  6,211
			   ========      ========    =========    ======    ========      =========      ========
Capital expenditures       $  1,095      $  2,069     $   1,026   $  293     $ 1,040      $    --        $  5,523
			   ========      ========    =========    ======    ========      =========      ========

For the year
  ended
  October 31, 1993-
 Sales                     $ 46,000      $246,824    $ 276,584    $6,541     $   --       $    --        $575,949
 Costs and expenses          38,858       224,660      261,358     6,092       8,020           --         538,988
 Amortization of
  goodwill                      464         3,078        3,252       --          --            --           6,794
			   --------      --------    ---------    ------    --------      ---------      --------
 Operating
  income (loss)               6,678        19,086       11,974       449      (8,020)          --          30,167
 Identifiable
  assets as of             ========      ========    =========    ======    ========      =========      ========
  October 31, 1993         $ 38,305      $225,951    $ 250,039    $7,757     $71,976      $    --        $594,028
			   ========      ========    =========    ======    ========      =========      ========
 Depreciation              $    201      $  2,261    $   1,305    $  570     $  (422)     $    --        $  3,915
			   ========      ========    =========    ======    ========      =========      ========
 Capital
  expenditures              $    47      $  1,714    $   1,760    $   90     $   269      $    --        $  3,880
			   ========      ========    =========    ======    ========      =========      ========


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

	 At October 31, 1995, the Company had a net deferred tax asset of $115,600,000 which has been fully reserved by a valuation allowance. The deferred tax asset is comprised of the tax effects of net operating losses ($97,500,000), receivable reserves ($2,900,000), inventory reserves
($800,000), costs   and estimated earnings in excess of billings on
uncompleted contracts ($2,000,000), other assets ($5,800,000) and accruals not yet deductible ($17,000,000). A deferred tax liability of $10,400,000 is comprised of fixed assets depreciation. At October 31, 1995, the Company had tax loss carryforwards of approximately $278,600,000. Such carryforwards expire through 2010.

	 Income (loss) from continuing operations before income taxes and
minority interest at October   31 was (in thousands):


				      1995            1994            1993
				    _______        _________        _______
United States                       $(9,154)       $(206,191)       $ 1,083
Foreign                               2,382           (3,996)         3,789
				    -------        ---------        -------
				    $(6,772)       $(210,187)       $ 4,872
				    =======        =========        =======

Provision for income taxes for the years ended October 31 includes the following (in thousands):

				      1995           1994             1993
				    _______        _________        _______
U.S. Federal -
    Currently payable                $  --           $   --           $ --
    Deferred                            --               --             --
Foreign -                               543             (274)           282
State (including approximately
  $750 of benefit in 1993 from
  the resolution of tax issues)         572            1,272           (214)
				    -------        ---------        -------
				    $ 1,115        $     998        $    68
				    =======        =========        =======

The difference between the income tax provision (benefit) computed by applying the statutory federal income tax rate to pretax income (loss) and the actual tax provision is as follows (in thousands)-

				      1995            1994           1993
				    _______        _________        _______
Statutory provision (benefit)       $(2,370)       $ (73,565)       $ 1,664
State income taxes                      372              827           (139)
Goodwill                              2,882            2,708          2,364
Impact of net operating loss            522           69,903         (2,784)
Impact of foreign operations           (291)           1,125         (1,037)
				    -------        ---------        -------
				    $ 1,115        $     998        $    68
				    =======        =========        =======


(16)  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION:

	 On May 26, 1995, Metcalf & Eddy settled the litigation with the Puerto Rico Aqueduct and Sewer Authority (PRASA) that it initiated in September 1990. Pursuant to the terms of the settlement, Metcalf & Eddy was to receive aggregate payments of $17.5 million, plus interest. Metcalf & Eddy received payment of $4.5 million on June 26, 1995, at which time a Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Puerto Rico formally terminating the lawsuit. Metcalf & Eddy also received two $6.5 million negotiable promissory notes bearing interest at market rates and maturing in May 1998 and August 2000, respectively. On September 1, 1995, Metcalf & Eddy sold the two notes and received net proceeds of $12.8 million of cash, after applicable fees and expenses.

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

	 The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Lease terms range from under one year to ten years. Certain leases have renewal or escalation clauses or both. Certain equipment leases have purchase options. Total rent expense in the periods ended October 31, 1995, 1994 and 1993, was $21,164,000, $21,173,000 and $21,509,000, respectively.

	 Minimum rental commitments under all noncancellable leases as of October 31, 1995 are as follows (in thousands):

		 Fiscal Year
		 __________

		    1996               $11,400
		    1997                10,900
		    1998                10,000
		    1999                 9,000
		    2000                 7,000
	      Thereafter                21,500

	 It has been both a Company policy and a requirement of many clients that the Company maintain certain types and limits of insurance coverage for
the services and products provided, when such types   and limits can be
obtained on commercially reasonable terms. In addition to existing coverages, the Company has recently been successful in obtaining commercially reasonable coverage for certain pollution risks, though coverage is on a claims made rather than occurrence basis due to the underwriting practices for such exposures. Claims made policies provide coverage to the Company only for claims reported during the policy period. Maintaining the coverage in future years therefore becomes important as latency can be inherent in the services subject to the coverage (e.g. remediation work and design for cleanup projects). The Company's general liability and other insurance policies have historically contained absolute pollution exclusions, brought about because of the adverse claims experience with environmental exposures. Because of market conditions and the unfavorable history of environmental risks, there can be no assurance of continued availability of pollution coverage on commercially reasonable terms or otherwise. Accordingly, there can be no assurance that environmental exposures that may be incurred by the Company will continue to be covered by insurance or that the limits currently provided or that may be obtained in the future will be sufficient to cover such exposures. Management believes that the Company is substantially in compliance with applicable environmental regulations.

	 In connection with the sale of two manufacturing facilities in prior years, the Company remains contingently liable as guarantor under $3,495,000 of Industrial Revenue Bond financing.

	 Until June 27, 1995, AWT and its subsidiaries obtained bid and performance bonds pursuant to agreements with Reliance Insurance Company and certain of its affiliates (collectively, "Reliance). Subsequently, AWT and its subsidiaries entered into an agreement with United States Fidelity and Guaranty Company and certain of its affiliates (collectively, "USF&G) pursuant to which USF&G also agreed to issue bid and performance bonds on behalf of AWT and its subsidiaries. AWT anticipates that its bonding requirements will be provided by USF&G in the foreseeable future.

	 On August 20, 1990, the Board of Directors of the Company made a one-year, interest-free, unsecured loan of $2,300,000 to its then Chief Executive Officer of the Company, so that he could satisfy certain personal financial obligations without having to sell a substantial portion of his equity investment in the Company. During 1991, the terms and conditions of this loan were amended, among other things, to extend the term of the loan. Interest has been imputed on the loan at approximately 8%. Subsequent to the termination of such officer's employment with the Company as of June 14, 1994 as a result of the transactions contemplated by the Investment Agreement, the Company and such officer entered into an agreement dated November 21, 1994 (the "Termination Agreement") relating to all aspects of their relationship following such termination of employment (see Note 3).

	 The Company has entered into agreements in March 1994 (the "Retention Agreements") with ten executive officers, which provide for each executive's employment by the Company for an initial period of two years beginning upon the occurrence of a Change-in-Control of the Company (as defined). The Retention Agreements provide for annual salaries ranging from $150,000 to $250,000. Salaries under the agreements may be increased by the Board of Directors, in its sole discretion, taking into account the earnings and overall productivity of the Company, available resources, the performance of the executive and such other factors as it deems relevant. If, during the initial two-year term, the Company terminates the executive's employment other than for death, disability (as defined), or justifiable cause (as defined) or the executive terminates his employment for good reason (as defined), the executive will be entitled to receive an amount equal to the balance of the salary due to him for the remainder of the initial two-year term. In addition, in that event, the executive will be entitled to exercise any options which were exercisable on the date of termination until 90 days after the end of the initial two-year term of the agreement or, if earlier, the date of termination of the option. As of October 31, 1995, five retention agreements remain in effect through December 31, 1996. The transactions contemplated by the Investment Agreement constituted a Change-in-Control as defined in the Retention Agreements.

	 Information concerning (i) the Investment Agreement entered into with CGE and (ii) the $125,000,000 term loan from CGE is set forth in Notes 2 and 9.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	 Summarized quarterly financial data for 1995 and 1994 are as follows (in thousands, except per share data):

                                                      1995 By Quarter
			       ____________________________________________________________
				  First           Second           Third           Fourth                Year*
			       _________        _________        _________        _________           __________
Sales                          $ 148,451        $ 155,832        $ 146,174        $ 168,411            $ 618,868
Gross profit                      35,271           39,787           42,470           43,523              161,051
Net income (loss)              $  (7,393)       $  (3,581)       $     105          $ 2,884             $ (7,985)
Earnings (loss)
   per share:
   Net income (loss)           $    (.26)       $    (.14)       $    (.02)         $   .06            $    (.35)

						     1994 By Quarter
			       ___________________________________________________________
				 First            Second            Third           Fourth                Year*
			       _________        _________        _________        _________            ---------
Sales                          $ 122,753        $ 119,657        $ 135,774        $ 144,389            $ 522,573
Gross profit                      22,374           22,990           31,464           30,421              107,249
Unusual Charges                   14,500              --           107,000           23,700              145,200
Loss from continuing
  operations                     (30,774)         (18,791)        (118,791)         (42,635)            (210,991)
Discontinued
  operations                      (6,623)         (34,956)          (1,010)            (198)             (42,787)
Extraordinary item                   --               --            (8,000)             --                (8,000)
   Net loss                    $ (37,397)       $ (53,747)       $(127,801)       $ (42,833)           $(261,778)
Loss per share:
   Continuing
     operations                $   (1.24)       $    (.75)       $   (4.15)       $   (1.36)           $   (7.68)
   Discontinued
     operations                     (.27)           (1.39)            (.04)            (.01)               (1.55)
      Extraordinary
	item                         --               --              (.28)             --                  (.29)
      Net loss                 $   (1.51)       $   (2.14)       $   (4.47)       $   (1.37)           $   (9.52)

_________________________
*Earnings (loss) per share for the full year is not necessarily the sum of the four quarters due to different average shares outstanding for each discrete period.

ITEM 9.        CHANGES IN AND DISAGREEMENTS ON ACCOUNTANTS AND FINANCIAL
	       DISCLOSURE

		     Not applicable.


				   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF AWT; COMPLIANCE
	  WITH SECTION 16(a) OF THE EXCHANGE ACT


     Set forth below are the names, ages and principal occupations of the directors and executive officers of AWT:

	 NAME                 AGE               POSITION
      __________             ____          _______________

      Claudio Elia............ 53    Chairman of the Board of Directors and
				       Chief Executive Officer
      Arthur L. Glenn......... 61    President and Chief Operating Officer
      Douglas A. Satzger...... 44    Senior Vice President, General Counsel
				       and Secretary
      Robert S. Volland....... 54    Vice President and Chief Administrative
				       Officer
      Alain Brunais........... 47    Vice President and Chief Financial
				       Officer
      Christian Mavet......... 43    Vice President, Organization and
				       Corporate Development
      Joseph R. Vidal......... 48    Treasurer
      Donald A. Deieso........ 46    President and Chief Executive Officer,
				       Metcalf & Eddy,Inc.
      George C. Mammola....... 55    President and Chief Executive Officer,
				     Research-Cottrell, Inc.
      Michael M. Stump........ 56    President and Chief Executive Officer,
				     Professional  Services Group, Inc.
      Douglas M. Costle....... 56    Director
      Jacques-Henri David..... 51    Director
      Nicholas DeBenedictis... 49    Director
      Jean-Dominique Deschamps 57    Director
      Carol Lynn Green........ 49    Director
      William Kriegel......... 50    Director
      John W. Morris.......... 74    Director
      Enrique F. Senior....... 52    Director

      Mr. Elia was elected Chairman and Chief Executive Officer of AWT on June 14, 1994. Mr. Elia has been President and Chief Executive Officer of Anjou International Company, a subsidiary of CGE and its United States holding company, since 1988 and a director of Anjou for more than five years. In this capacity, Mr. Elia is the representative of CGE in the United States. He also is President and Chief Executive Officer of Montenay International Corporation, a United States waste-to-energy company which is part of CGE's operations in the United States. Mr. Elia is also the President and Chief Executive Officer of Limbach Holdings, Inc., a leading American climatization company. Mr. Elia has been designated by CGE as Chairman and Chief Executive Officer of AWT under the Investment Agreement. Mr. Elia previously held positions with General Electric Corporation and Boston Consulting Group.

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

      Mr. Brunais was elected Chief Financial Officer of AWT in September 1994. Prior to joining AWT, Mr. Brunais was responsible since 1990 for foreign investment, primarily in the United Kingdom under the direction of the Finance Director of CGE. From 1983 to 1989 he was responsible for corporate development for Ciments Francais in the U.S. and Canada. Prior thereto, Mr. Brunais organized a sales and services network for Aerospatiale General Aviation line of aircraft in Europe, Africa and North America. Mr. Brunais has been designated by CGE as Chief Financial Officer of AWT under the Investment Agreement.

      Mr. Mavet was elected Vice President, Organization and Corporate Development in November 1994 with responsibility for overseeing the restructuring and reorganization of AWT. In this capacity, he serves as senior managerial liaison with CGE and coordinates and plans the exchanges between both entities and sees that they are made through the right channels. He serves as the secretary of the Municipal Committee, created to enhance the synergies between CGE, Metcalf & Eddy and PSG. Prior to joining AWT, Mr.
Mavet served in management positions in the French government Ministry of Finance where he was Commercial Counselor, responsible for promoting French business in the northeast U.S. for the French Trade Office in New York.

      Mr. Vidal was elected Treasurer of AWT in January 1995. Prior to joining AWT, Mr. Vidal had broad experience in both international and domestic treasury operations, most recently with American Cyanamid Company from 1982 to 1985 and prior thereto with Bristol-Myers Squibb. Mr. Vidal has also had experience as a controller and auditor and began his professional career with the accounting firm of Arthur Anderson LLP.

      Mr. Deieso has served as President and Chief Executive Officer of Metcalf & Eddy, Inc. since October 1993. Prior to joining Metcalf & Eddy, Inc., he served as President and Chief Executive Officer of RCI from 1989 to 1993. Previously, he served the New Jersey Department of Environmental Protection as both Assistant Commissioner of Environmental Management and Control and Director of the Division of Environmental Quality from 1985 to 1989. Prior thereto, he served as Chief Chemical Engineer and Manager of Environmental Engineering for Consolidated Edison Company of New York. Prior thereto, he served as director of the U.S. EPA Region II Superfund program.

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

      Mr. Stump has been President and Chief Executive Officer of Professional Services Group for more than five years. Mr. Stump has more than 30 years of management and operations experience in municipal services, consulting engineering and computer systems. Mr. Stump oversees the management and long-range direction of PSG, which provides operations and maintenance services to municipalities throughout the country. From 1983 to 1986, he was President of an operations and maintenance firm. From 1980 to 1983, Mr. Stump served as treasurer of an international environmental engineering firm. Prior thereto, he was President and Chief Executive Officer of a consulting firm and served as senior vice president of a firm providing environmental consulting and engineering services to municipalities and industry.

      Mr. Costle, Administrator of the EPA from 1976 to 1981, became a director of AWT in August 1988. Mr. Costle also served as a director of Metcalf & Eddy from 1988 to October 1991. He is presently a Distinguished Senior Fellow of the Institute for Sustainable Communities. He served as dean of Vermont Law School from July 1987 to July 1991. Prior thereto, Mr. Costle was counsel to the law firms of Wald, Harkrader & Ross in Washington, D.C. and Updike, Kelly and Spellacy in Hartford, Connecticut. Mr. Costle also serves as a director of Clean Sites, Inc., an independent non-profit corporation established to help accelerate the clean-up of abandoned hazardous waste sites in the United States.

      Mr. David was elected as a director of AWT on June 14, 1994. Mr. David is Director General of CGE since 1992. Mr. David was formerly Chairman and CEO of Banque Stern from 1989 to 1992. Mr. David is on the Board of Directors of several French and non-French companies (among others, CertainTeed and Saint-Gobain Corp. in the United States, Eridania, Beghin-Say and Banque Worms in France). He is also Vice-Chairman of the Economic Commission of the French Chief Executives' Board and Chairman of that Board's forecasting institute. Mr. David was designated by CGE as a Director of AWT under the Investment Agreement. Mr. David resigned as a director of AWT on December 15, 1995.

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

      Ms. Green was elected as a director of AWT on June 14, 1994. Ms. Green is a Partner in the Washington, DC law office of Bryan Cave LLP where she has practiced environmental law since 1986. Prior thereto, Ms. Green served at the United States Department of Justice from 1980 to 1986 as the first Assistant Chief of the Environmental Enforcement Section. At the Justice Department, Ms. Green was liaison with the EPA on Clean Water Act enforcement and worked with the EPA in developing the First Superfund settlement policy and designing some of the early Superfund generator settlements. She currently serves on the National Environmental Policy Institute's panel to reinvent the EPA's enforcement and compliance programs.

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

      General Morris became a director of AWT in June 1992. From 1988 to October 1992, General Morris served as a director of Metcalf & Eddy Companies Inc. General Morris has been President of JW Morris Ltd., an engineering consulting firm, for more than five years. In addition, he presently serves as President of the National Waterways Foundation, Chairman of the Water Resources Congress and Chairman of the Environmental Effects Committee of the U.S. Committee on Large Dams. From 1986 to 1987 he served as President and Chairman of the Engineering Group of Planning Research Corporations. General Morris served as the Chief of Engineers, U.S. Army Corps of Engineers from 1976 to 1980.

      Mr. Senior has been a Managing Director of Allen & Company, an investment banking firm, for more than five years. Mr. Senior became a director of AWT in October 1987 and also serves as a director of dick clark productions, inc.

				   * * * *

      Directors are elected annually and executive officers hold office for such terms as may be determined by the Board of Directors. The Board of Directors of AWT has an Executive Committee which consists of Messrs. Elia, Senior and (since December 15, 1995) Deschamps, an Audit Committee which consists of Messrs. DeBenedictis, Costle and Morris and a Compensation and Stock Option Committee consisting of Messrs. Senior, Morris, Ms. Green and (since December 15, 1995) Deschamps. Prior to December 15, 1995, Mr. David served on the Executive Committee and the Compensation and Stock Option Committee. Mr. David resigned as a director of AWT on December 15, 1995.


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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to AWT under Rule 16a-3(d) of the Exchange Act during the fiscal year ended October 31, 1995 and Form 5 and amendments thereto furnished to AWT with respect to the fiscal year ended October 31, 1995, the Company has not identified any persons as having filed a late report under Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

      The following table shows, for the fiscal years ended October 31, 1995, 1994 and 1993, the cash compensation paid by AWT, as well as certain other compensation paid or accrued for those years, to each of the five most highly compensated executive officers of AWT in all capacities in which they served.




			  Annual Compensation          Long Term Compensation
		      ___________________________              Awards
						     __________________________
						      Restricted     Securities         All Other
Name and                                                Stock        Underlying         Compensa-
Principal Position    Year  Salary($)    Bonus($)    Award(s)($)     Options(#)         tion($)
__________________    ____  _________    ________    ___________    ___________       ___________

Claudio Elia          1995   275,000     300,000          0                0           1,500(1)
Chairman of the       1994    99,429(2)        0      2,500(3)       100,000(4)            0
Board and Chief
Executive Officer

Arthur L. Glenn       1995   250,000      65,000          0                0          19,232(5)
President and Chief   1994   250,000           0          0                0               0
Operating Officer     1993   139,263(6)        0      2,000(7)        73,000(8)            0

Donald A. Deieso      1995   210,000     170,000          0                0          23,500(9)
President and Chief   1994   195,023           0          0                0               0
Executive Officer,    1993   175,000           0          0           20,000(8)        8,642(10)
Metcalf & Eddy, Inc.

George C. Mammola     1995   210,000     110,000          0                0           8,868(11)
President and Chief   1994   184,080           0          0                0             693(12)
Executive Officer,    1993   150,000           0          0           15,000(8)            0
Research-Cottrell,
Inc.

Michael M. Stump      1995   220,000     180,000         0                 0          13,600(13)
President and Chief   1994    65,824(14) 110,000         0            40,000(4)            0
Executive Officer of
Professional
Services Group

_______________
(1) "All Other Compensation" for Mr. Elia for fiscal year 1995 consists of $1,500 paid to Mr. Elia pursuant to AWT's profit sharing plan.
(2) Represents amounts paid to Mr. Elia during fiscal year 1994 since joining AWT on June 14, 1994. Mr. Elia is paid a base salary of $275,000 per annum.
(3) As of October 31, 1995, Mr. Elia held 2,500 shares of restricted Class A Common Stock, vesting over a four-year period, with an aggregate value of $12,500. The Company's Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), all restrictions on these shares will lapse.
(4) In August 1994, Mr. Elia was granted options to purchase 100,000 shares of Class A Common Stock and Mr. Stump was granted options to purchase 40,000 shares of Class A Common Stock. The options vest over four years, with 25% of the options vesting on each anniversary of the issuance date.
(5) "All Other Compensation" for Mr. Glenn for fiscal year 1995 consists of $3,000 paid to Mr. Glenn pursuant to AWT's profit sharing plan and $16,232 paid to Mr. Glenn as a housing subsidy.
(6) Represents amounts paid to Mr. Glenn during fiscal year 1993 since joining AWT on April 12, 1993. Mr. Glenn is paid a base salary of $250,000 per annum.
(7) The restrictions on Mr. Glenn's 2,000 shares of Class A Common Stock lapsed because the Board of Directors of AWT determined that the consummation of the transactions contemplated by the Investment Agreement constituted a "change-in-control" of AWT. Thus, as of October 31, 1995, Mr. Glenn does not hold any restricted Class A Common Stock.
(8) All of these options to purchase shares are fully vested because the Board of Directors of AWT determined that the consummation of the transactions contemplated by the Investment Agreement constituted a "change-in-control" of AWT. Thus, as of October 31, 1995, all of the options held by Mr. Glenn, Mr. Deieso and Mr. Mammola are fully vested.
(9) "All Other Compensation" for Mr. Deieso for fiscal year 1995 consists of $750 contributed to Mr. Deieso's 401(k) plan as a matching contribution, $3,000 paid to Mr. Deieso pursuant to AWT's profit sharing plan, $12,750 contributed to AWT's Supplemental Pension Plan on behalf of Mr. Deieso, and $7,000 paid to Mr. Deieso as an automobile allowance.
(10) "All Other Compensation" for Mr. Deieso for fiscal year 1993 consists of $8,642 contributed to AWT's Supplemental Pension Plan on behalf of Mr. Deieso.
(11) "All Other Compensation" for Mr. Mammola for fiscal year 1995 consists of $1,055 contributed to Mr. Mammola's 401(k) plan as a matching contribution, $3,000 paid to Mr. Mammola pursuant to AWT's profit sharing plan, and $4,813 paid to Mr. Mammola as an automobile allowance.
(12) "All Other Compensation" for Mr. Mammola for fiscal year 1994 consists of $693 contributed to AWT's Thrift Plan on behalf of Mr. Mammola.
(13) "All Other Compensation" for Mr. Stump for fiscal year 1995 consists of $3,000 contributed to Mr. Stump's 401(k) plan as a matching contribution, $6,000 contributed to PSG's Pension Plan on behalf of Mr. Stump, $4,236 paid to Mr. Stump as an automobile allowance, $232 of country club subscriptions paid on behalf of Mr. Stump, and $132 of other compensation paid to or on behalf of Mr. Stump.
(14) Represents amounts paid to Mr. Stump during fiscal year 1994 since joining AWT on June 14, 1994. Mr. Stump was paid a base salary of $177,171 per annum for fiscal year 1994.


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

      Retention and Employment Agreements

      The Company also entered into agreements in March 1994 (the "Retention Agreements") with Messrs. Glenn, Mammola and Deieso, and with certain other executive officers, which provide for each executive's employment by the Company for an initial period of two years beginning upon the occurrence of a Change-in-Control of the Company (as defined). The Retention Agreements provide for an annual salary of $250,000 for Mr. Glenn and $210,000 for Messrs. Mammola and Deieso, respectively. Salaries under the agreements may be increased by the Board of Directors, in its sole discretion, taking into account the earnings and overall productivity of the Company, available resources, the performance of the executive and such other factors as it deems relevant. In addition, the agreements with Mr. Deieso and certain other executives provide that the executive will be eligible to receive a bonus of up to $30,000 in each year of the initial two-year period if, at any time during the initial two-year term, certain operating targets are met. If, during the initial two-year term, the Company terminates the executive's employment other than for death, Disability (as defined), or Justifiable Cause (as defined) or the executive terminates his employment for Good Reason (as defined), the executive will be entitled to receive an amount equal to the balance of the salary due to him for the remainder of the initial two-year term. In addition, in that event, the executive will be entitled to exercise any options which were exercisable on the date of termination until 90 days after the end of the initial two-year term of the agreement or, if earlier, the date of termination of the option. The consummation of the transactions contemplated by the Investment Agreement constituted a Change-in-Control as defined in the Retention Agreements.

      In October 1995, PSG entered into an employment agreement (the "Employment Agreement") with Mr. Stump, which provides for Mr. Stump's employment by PSG for an initial period of five years, beginning November 1, 1995. The Employment Agreement provides for an annual base salary of $220,000, which will increase in any subsequent fiscal year by a percentage equal to the percentage increase in the Consumer Price Index plus any merit increase authorized by the Board of Directors. In addition, the Employment Agreement provides that Mr. Stump will be eligible to receive a supplemental bonus of $30,000 in each fiscal year during the term of the Employment Agreement. Mr. Stump shall also have the opportunity to receive incentive compensation in the form of a bonus with a target percentage of 45% of the sum of Mr. Stump's base salary and supplemental bonus, depending upon whether certain operating targets are met. For the fiscal year 1998, Mr. Stump shall be entitled to an additional incentive compensation bonus based on the operating performance of PSG for the 3 years beginning November 1995. If Mr. Stump's employment is terminated other than for death, Disability (as defined) or certain change-of-control events, PSG shall pay to Mr. Stump an amount equal to two times his base salary, any accrued incentive bonuses prorated to the termination date and any accrued but unused vacation. If Mr. Stump voluntarily terminates his employment, PSG shall pay Mr. Stump an amount equal to his then base salary, any accrued incentive bonuses and any accrued vacation.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      On and prior to December 15, 1995, the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors consisted of Messrs. David, Senior, Morris and Ms. Green. Mr. David resigned from the Board of Directors of AWT on December 15, 1995. Since December 15, 1995, the Compensation Committee consists of Messrs. Deschamps, Senior, Morris and Ms. Green. Mr. Deschamps is Adjunct Director General of CGE. Mr. Senior is a Managing Director of Allen & Company, which has performed investment banking and other services for the Company from time to time including serving as financial advisor to the Company in connection with the transactions contemplated by the Investment Agreement. Ms. Green is a partner at the law firm of Bryan Cave LLP, which has performed various legal services for the Company from time to time.


SUPPLEMENTAL PENSION PLAN

      The following table shows the estimated annual benefits payable upon retirement to participants in AWT's Supplemental Pension Plan.


		     Estimated Annual Retirement Benefits


					Years of Service
		       ______________________________________________________
      Bonus
   Remuneration          15           20         25         30           35
   ____________        _______     _______    _______     _______     _______
     $25,000           $ 5,625     $ 7,500    $ 9,375     $11,250     $13,125
      50,000            11,250      15,000     18,750      22,500      26,250
      75,000            16,875      22,500     28,125      33,750      39,375
     100,000            22,500      30,000     37,500      45,000      52,500
     125,000            28,125      37,500     46,875      56,250      65,625

	At the present time, Donald A. Deieso, who is named in the Summary Compensation Table, is the only participant in an unfunded supplemental pension plan which provides additional annual retirement benefits equal to 1.5% of the average of the participant's final five bonuses multiplied by the participant's years of service, up to a maximum of 35 years. No separate accounts are maintained and no amounts are vested until a participant reaches retirement in the employ of AWT. Mr. Deieso, who is named in the Summary Compensation Table, has been credited with 6 years of service. The benefit amounts set forth in the Table above are not subject to reduction for social security benefits or for other offsets.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

      The following table sets forth information with respect to the named executives concerning unexercised options, held as of October 31, 1995. No options were exercised during fiscal 1995 by any of the named executive officers.

		   Number of Securities Underlying    Value of Unexercised
			Unexercised Options at        In-the-Money Options
				FY-End                    at FY-End(1)
		   _______________________________ ___________________________
		     Exercisable   Unexercisable    Exercisable  Unexercisable
Name                     (#)            (#)             ($)           ($)
_________________    ___________    ___________     ___________   ___________
Claudio Elia(3)        25,000         75,000            0(2)          0(2)

Arthur L. Glenn(4)     73,000              0            0(2)          N/A

Donald A. Deieso(5)    85,000              0            0(2)          N/A

George C. Mammola(6)   37,500              0            0(2)          N/A

Michael M. Stump(7)    10,000         30,000            0(2)          0(2)

____________________
(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Class A Common Stock of $5.00, the closing sale price per share of the Class A Common as reported on the American Stock Exchange Composite Tape for October 31, 1995.
(2) The exercisable options held by Messrs. Elia, Glenn, Deieso, Mammola and Stump and the unexercisable options held by Messrs. Elia and Stump were not in-the-money as of October 31, 1995.
(3) The exercise price of the options held by Mr. Elia is $8.00 per share, which was the fair market value of AWT's Common Stock on the date of grant.
(4) The exercise price of the options held by Mr. Glenn is (i) $11.00 per share in the case of his option to purchase 50,000 shares granted in April 1993 or (ii) $11.75 per share in the case of his option to purchase 23,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.
(5) The exercise price of the options held by Mr. Deieso is (i) $17.00 per share in the case of his option to purchase 30,000 shares granted in August 1989, (ii) $19.125 per share in the case of his option to purchase 10,000 shares granted in December 1989, (iii) $18.50 per share in the case of his option to purchase 25,000 shares granted in December 1991 or (iv) $11.75 per share in the case of his option to purchase 20,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.
(6) The exercise price of the options held by Mr. Mammola is (i) $23.00 per share in the case of his option to purchase 10,000 shares granted in February 1991, (ii) $18.50 per share in the case of his option to purchase 15,000 shares granted in August 1993, in each case the fair market value of AWT's Common Stock on the date of grant.
(7) The exercise price of the options held by Mr. Stump is $8.00 per share, which was the fair market value of AWT's Common Stock on the date of grant.


REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE
OF THE BOARD OF DIRECTORS

   Decisions on compensation of the Company's executives generally are made by the four-member Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee" or "Committee"). Prior to December 15, 1995, the Compensation Committee consisted of Messrs. David, Senior and Morris and Ms. Green, each of whom is non-employee director. After December 15, 1995, the Compensation Committee consists of Messrs. Deschamps, Senior and Morris and Ms. Green. The Compensation Committee, as constituted prior to December 15, 1995, among other things, approved (i) Mr. Elia's salary and bonus for fiscal 1995 and (ii) approved the salary and bonuses of Messrs. Glenn, Deieso, Mammola and Stump.

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

   Beginning with fiscal 1995, the Company, with the guidance and approval of the Compensation Committee, developed and implemented a revised, variable management incentive compensation strategy that is designed to recognize both short-term and longer term performance, attract and retain the high quality executive and management talent that is necessary to continue the Company's positive trends and to remain competitive. In developing this incentive compensation strategy, which is comprised of an Annual Management Bonus Plan and a Long Term Incentive Plan, emphasis was placed on improving shareholder value. The strategy was developed based upon the recommendations of a leading executive compensation consulting firm.

   The Annual Management Bonus Plan is designed to reward business unit management teams for achieving or exceeding their specific fiscal year operating objectives and has relatively broad management participation.
Annual management bonus potential for AWT's executives is determined based upon the overall consolidated results of the Company. A portion of the annual bonus is discretionary and is awarded based upon the quality of the individual participant's performance.

   A small number of the most senior executives are also participants in the Long Term Incentive Plan. This Plan, which has a portion of its potential value directly linked to AWT stock price performance, is based upon the Company achieving its longer term objectives. The Long Term Incentive Plan features a series of overlapping three-year performance periods, commencing with 1995 through 1997. The first potential payment to eligible executives under the terms of the Long Term Incentive Plan will not be made until after 1997.

   Discussion of 1995 Compensation for the Chairman and Executive Officer

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

   The Compensation Committee, in reviewing Mr. Elia's annual salary, elected not to adjust it given his tenure in his position and the potential represented by the newly-implemented Annual Management Bonus Plan and the Long Term Incentive Plan to earn additional variable compensation based upon the performance of the Company. The Committee, in determining Mr. Elia's 1995 bonus, carefully reviewed, in addition to the overall 1995 financial results as compared to recent years, the progress made throughout the Company in reducing costs, integrating operations to improve organizational effectiveness, exiting non-strategic businesses and growing those businesses of longer term importance to the success of the Company.



				    COMPENSATION AND STOCK OPTION COMMITTEE

				    Jacques-Henri David
				    Carol Lynn Green
				    John W. Morris
				    Enrique F. Senior






	    [The remainder of this page left blank intentionally.]



STOCK PERFORMANCE GRAPH

		     AIR & WATER TECHNOLOGIES CORPORATION



      Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1993, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Report on Form 10-K, in whole or in part, the preceding report and the Performance Graph below shall not be incorporated by reference into any such filings.


			    STOCK PERFORMANCE GRAPH
				     (ART)

		     AIR & WATER TECHNOLOGIES CORPORATION
	      Data Points on Stock Performance Graph in Form 10-K


			  AWT               S&P             Fidelity
			______            ______            ________
	    10/90       100               100               100
	    10/91       122.86            133.51            113.41
	    10/92        74.29            146.83            109.24
	    10/93        79.29            168.78            117.18
	    10/94        40.0             175.30            108.11
	    10/95        28.57            221.65            127.18


   The above graph shows a comparison of the cumulative total return for the period from November 1, 1990 through October 31, 1995, in (i) the Company's Class A Common Stock, (ii) the S&P 500 Composite Stock Price Index, and (iii) the Fidelity Select Environmental Services Fund. The stock price performance shown on the graph above is not necessarily indicative of future price performance.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The following table sets forth information as of December 29, 1995 (unless otherwise noted in the notes following the table), as to the beneficial ownership of AWT's capital stock by (i) each person owning beneficially more than five percent of the outstanding shares of its Class A Common Stock, (ii) each director of AWT and (iii) all officers and directors of AWT as a group. The persons named in the table have sole voting and dispositive power with respect to all shares of Class A Common Stock unless otherwise noted in the notes following the table.

						 Number of
						 Shares of        Percent of
						  Class A           Class A
Name of Person or Group                         Common Stock     Common Stock
_______________________                         ____________     ____________
Douglas M. Costle(1)........................          43,467           *
Nicholas DeBenedictis.......................               0           *
Jean-Dominique Deschamps(2).................      18,224,642         49.4
Claudio Elia(3).............................      18,245,767         49.4
Carol L. Green..............................               0           *
William Kriegel.............................               0           *
John W. Morris..............................           3,079           *
Enrique Senior(4)...........................       1,674,711          5.2
Donald A. Deieso............................          85,500(5)        *
Arthur L. Glenn.............................         107,000(6)        *
George C. Mammola...........................          37,500(7)        *
Michael M. Stump............................          11,000(7)        *
Allen & Company Incorporated................       1,136,067          3.5
711 Fifth Avenue
  New York, New York 10022
Compagnie Generale des Eaux(9)..............      18,214,642         49.4
  52 Rue d'Anjou
  75384 Paris Cedex 08
  France
State of Wisconsin Investment Board.........       3,107,775          9.7
  P.O. Box 7842
  Madison, Wisconsin 53207
The Capital Group, Inc......................       2,536,700          7.9
  333 South Hope Street
  Los Angeles, California 90071
All directors and officers as a group
  (18 persons)(10)(11)......................      20,295,174         69.0
____________________
    *Less than 1% ownership
(1) Includes 8,939 shares which may be acquired within 60 days of the date of the table.
(2) All of these shares of Class A Common Stock (including the shares of 5 1/2 Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock") convertible into such shares) are beneficially owned by CGE, with the exception of 10,000 shares which may be acquired by Mr. Deschamps within 60 days of the date of the table. Mr. Deschamps disclaims beneficial ownership of the shares owned by CGE. Mr. Deschamps is Adjunct Director General and Executive Vice President of CGE.
(3) Includes 18,214,642 shares of Class A Common Stock (including the shares of the Preferred Stock convertible into such shares) beneficially owned by CGE, with respect to which shares Mr. Elia disclaims beneficial ownership. Mr. Elia is President and Chief Executive Officer of Anjou International Company, a subsidiary of CGE.
(4) Includes (i) 125,776 shares of Class A Common Stock owned by Mr. Senior's spouse, (ii) 50,309 shares of Class A Common Stock owned by a trust for his minor children as to which shares Mr. Senior disclaims beneficial ownership and (iii) 1,136,067 shares of Class A Common Stock owned by Allen & Company, of which Mr. Senior is a Managing Director, as to which shares Mr. Senior disclaims beneficial ownership.
(5) Includes 85,000 shares which may be acquired within 60 days of the date of the table.
(6) Includes 73,000 shares which may be acquired within 60 days of the date of the table.
(7) Represents 37,500 shares which may be acquired within 60 days of the date of the table.
(8) Includes 10,000 shares which may be acquired within 60 days of the date of the table.
(9) Includes 4,800,000 shares of Class A Common Stock underlying the 1,200,000 shares of the Preferred Stock beneficially owned by CGE. CGE owns all of the outstanding shares of the Preferred Stock.
(10) Includes shares of Class A Common Stock held by Allen & Company and CGE.
(11) Includes 328,689 shares which may be acquired within 60 days of the date of the table.



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

      Dividends

      The holders of shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, cumulative dividends at an annual rate of $2.75 per share, payable in cash quarterly in arrears in equal amounts on March 31, June 30, September 30 and December 31 of each year (each a "Dividend Payment Date"), commencing on June 30, 1994. Dividends other than for a fully quarterly period accrue on the basis of the actual number of days elapsed in a 365-day year. Quarterly dividends which are not paid in full in cash cumulate without interest until declared and paid by the Board of Directors. Holders of the Series A Preferred Stock entitled to receive all accrued dividends in preference to and priority over dividends on the Company's Class A Common Stock, and no distribution in respect of the Class A Common Stock and no redemption, purchase, retirement or acquisition for value of Class A Common Stock may occur, or money be set apart therefor, unless all dividends accrued on the Series A Preferred Stock through the immediately preceding Dividend Payment Date have been declared and paid. If the Series A Preferred Stock is exchanged into Convertible Debt, the interest rate will be 5 1/2% per annum. The Company paid approximately $3,300,000 to CGE as dividends on the Series A Preferred Stock during fiscal 1995.

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

      Conversion

      The Series A Preferred Stock and Convertible Debt are convertible, in whole or in part, at the option of the holder, at any time and from time to time, into shares of Class A Common Stock at a conversion price equal to $12.50 per share of Class A Common Stock. The ratio at which the Series A Preferred Stock and Convertible Debt are convertible into shares of Class A Common Stock is subject to adjustment (using a weighted average in the case of items (iii), (iv), (v) and (vi) below so as to preserve the fully diluted percentage of Class A Common Stock into which the Series A Preferred Stock and Convertible Debt are convertible) in the event of: (i) stock dividends, stock reclassifications or recapitalizations, stock splits, reverse splits and the like; (ii) dividends or other distributions of cash or assets or evidence of indebtedness; (iii) dividends or other distributions of securities or rights convertible into or exercisable for shares of any class of common stock of the Company at a price less than the then conversion price per common share of the Series A Preferred Stock; (iv) issuance of shares of any class of common stock of the Company (other than common stock issued upon conversion of the Series A Preferred Stock, the Convertible Debt or the Company's 8% Convertible Subordinated Debentures due May 15, 2015, or pursuant to the Company's stock option plans or other stock related employee compensation plans approved by the Board of Directors) at a price less than the then conversion price per common share of the Series A Preferred Stock; (v) issuance of securities or rights convertible into or exercisable for shares of any class of common stock of the Company at a purchase price less than the then conversion price per common share of the Series A Preferred Stock; and (vi) repurchase by the Company, directly or indirectly, of shares of any class of common stock at a price in excess of the then conversion price per common share of the Series A Preferred Stock.

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

	      See, "Index to Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

       a(2).  Financial Statement Schedule.

	      See, "Index to Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

       a(3).  Exhibits:

Exhibit No.               Description                               Location
__________                ___________                               ________
3.01          Restated Certificate of Incorporation of                 (1)
	      the Registrant dated July 10, 1987

3.01(a)       Certificate of Amendment to Certificate                  (2)
	      of Incorporation of the Registrant dated
	      October 27, 1987

3.01(b)       Certificate of Amendment to Certificate                  (2)
	      of Incorporation of the Registrant filed
	      June 21, 1989

3.01(c)       Certificate of Amendment to Restated                     (2)
	      Certificate of Incorporation of the
	      Registrant filed July 5, 1989

3.01(d)       Certificate of Designation of 5 1/2% Series             (11)
	      A Convertible Exchangeable Preferred Stock filed June 14, 1994

3.02          By-Laws of the Registrant, as amended                    (1)

10.01         Employment Agreement, dated as of                        (1)
	      April 2, 1987, between Research-Cottrell              (Ex.10.11)
	      and Stanley S. Thune

10.02         Lease, dated December 1, 1989, between                  (11)
	      Harvard Mills Realty and Metcalf
	      & Eddy, Inc.

10.03         Form of Supplemental Pension                             (1)
	      Agreement of Research-Cottrell                        (Ex.10.20)

10.04         1988 Long-Term Incentive Compensation                   (10)
	      Plan of Metcalf & Eddy, effective as of
	      September 30, 1988, as amended
	      September 7, 1989 and March 19, 1990

10.04(a)      1989 Long-Term Compensation Plan                         (2)
	      of the Registrant, effective as of
	      July 31, 1989

10.05         Research-Cottrell Environmental                          (3)
	      Engineering Profit Sharing Plan,                      (Ex.10.27)
	      as amended

10.06         Research-Cottrell Thrift Plan                            (3)
								    (Ex.10.29)

10.07         Stockholder Agreement, dated as of                       (1)
	      July 13, 1987, among the Registrant                   (Ex.10.23)
	      and the Stockholders of the Registrant
	      (the "Original Stockholder Agreement")

10.07(a)      Amendment to Original Stockholder                        (2)
	      Agreement dated as of August 3, 1988

10.07(b)      Amended and Restated Stockholder                         (4)
	      Agreement, dated as of June 13, 1989,
	      among the Registrant and the
	      Stockholders of the Registrant

10.08         Registration Rights Agreement, dated                     (1)
	      as of July 13, 1987, among the                        (Ex.10.24)
	      Registrant and certain investors

10.09         Preferred Stock Purchase Agreement,                      (1)
	      dated July 13, 1987, among the Registrant             (Ex.10.25)
	      CSL Investments and Carlton Investments

10.10         Stock Purchase Agreement, dated                          (1)
	      July 13, 1987, among the Registrant and               (Ex.10.26)
	      management investors

10.11         Stock Purchase Agreement, dated                          (1)
	      July 13, 1987, among the Registrant,                  (Ex.10.27)
	      Liberty Service Corporation and Carlton
	      Investments

10.12         Agreement, dated December 16, 1987,                      (1)
	      between Research-Cottrell and ORFA                    (Ex.10.29)
	      Corporation of America

10.13         Purchase Agreement, dated January 13, 1988,              (1)
	      between Research-Cottrell and Toromont                (Ex.10.34)
	      Industries, Ltd.

10.14         Agreement, dated October 19, 1987,                       (1)
	      between Research-Cottrell and                         (Ex.10.37)
	      American Thermophilic Corporation

10.15         Senior Guaranteed Credit Agreement,                      (7)
	      dated as of March 10, 1995, by and
	      among the Registrant, the Persons
	      listed on Annex B thereto as Borrowers
	      and Guarantors, the Banks listed
	      on the signature pages thereof,
	      the First National Bank of Chicago
	      as Arranging Agents, the First
	      National Bank of Chicago as
	      Administrative Agent, and Societe
	      Generale, New York Branch, as
	      Collateral Agent and Issuing Bank

10.16         Agreement to Provide Professional                        (3)
	      Services for Repair and Rehabilitation of             (Ex.10.5)
	      Existing Wastewater Treatment Facilities and Operator Training Program to Puerto
	      Rico Aqueduct and Sewer Authority by
	      Metcalf & Eddy, dated March 20, 1986,
	      as amended on June 27, 1986, October 17,
	      1986 and May 1, 1987

10.17         Peace Shield Management Contract,                        (3)
	      dated March 24, 1988, between the                     (Ex.10.6)
	      Department of the Air Force and
	      CRS/SIRRINE & Metcalf & Eddy,
	      Joint Venture

10.17(a)      Joint Venture Agreement, dated                           (3)
	      February 27, 1984, between                            (Ex.10.6(a))
	      CRS/SIRRINE, INC. and Metcalf & Eddy

10.18         Extension Agreement, dated March 23,                     (1)
	      1988, between Research-Cottrell and                   (Ex.10.41)
	      Toromont Industries. Ltd

10.19         Tax Sharing Agreement, dated October 17,                 (3)
	      1988, among the Registrant,                           (Ex.10.9)
	      Research-Cottrell and Metcalf & Eddy

10.19(a)      Amendment No. 1 to Tax Sharing                    Filed herewith
	      Agreement, dated November 10, 1989,
	      among the Registrant,
	      Research-Cottrell and
	      Metcalf & Eddy

10.19(b)      Amendment No. 2 to Tax Sharing                           (5)
	      Agreement, dated March 1, 1990, among              (Ex.10.22(b))
	      the Registrant, Research-Cottrell, Inc.
	      and Metcalf & Eddy Companies, Inc.

10.20         Purchase Agreement, dated as of                          (2)
	      September 29, 1988 between Power                     (Ex.10.23)
	      Application & Mfg. Co. Inc., Onan-
	      Cummins Power of California, Inc., DBA
	      Equipment Service Company and Waukesha
	      Engine Servicenter, Inc. and Waukesha
	      Engine Servicenter of Arizona

10.21         Letter Agreement, dated as of June 10,                   (2)
	      1988, by and among Enerflex Systems,                 (Ex.10.24)
	      Ltd.,  Research-Cottrell and Toromont
	      Industries, Ltd.

10.22         Employment Agreement, dated as of April 1,               (4)
	      1989, by and between the Registrant and               (Ex.10.30)
	      Eckardt C. Beck

10.22(a)      Amendment No. 1 to Employment Agreement                  (8)
	      by and between the Registrant and
	      Eckardt C. Beck dated as of July 31, 1992

10.22(b)      Amendment No. 2 to Employment Agreement                  (9)
	      by and between the Registrant and
	      Eckardt C. Beck dated as of August 9, 1993

10.22(c)      Amendment No. 3 to Employment Agreement                 (11)
	      by and between the Registrant and
	      Eckardt C. Beck dated as of March 17, 1994

10.22(d)      Termination Agreement by and between                    (11)
	      the Registrant and Eckardt C. Beck,
	      dated as of November 21, 1994

10.22(e)      Consulting Agreement by and between the                 (11)
	      Registrant and Eckardt C. Beck dated as
	      of November 21, 1994

10.23         Agreement, dated March 13, 1989,                         (4)
	      between Research-Cottrell and certain                 (Ex.10.31)
	      of its air subsidiaries and Reliance
	      Insurance Company, United Pacific
	      Insurance and Planet Insurance
	      Company of Federal Way Washington

10.24         Agreement, dated March 13, 1989,                         (4)
	      between Research-Cottrell and certain              (Ex.10.31(A))
	      of its water subsidiaries and Reliance
	      Insurance Company, United Pacific
	      Insurance and Planet Insurance
	      Company of Federal Way Washington

10.25         Agreement, dated April 1, 1989, by and                   (4)
	      between Metcalf & Eddy, Inc. and the                  (Ex.10.32)
	      Environmental Protection Agency (ARCS)

10.26         Agreement, dated April 1, 1989, by and                   (4)
	      between Metcalf & Eddy, Inc. and the                  (Ex.10.33)
	      Environmental Protection Agency (TES)

10.27         License Agreement, dated March 6, 1989,                  (2)
	      by and between Inland Steel Company and               (Ex.10.29)
	      Research-Cottrell

10.28         Joint Venture and Option Agreement,                     (11)
	      dated as of September 1, 1989, between
	      the Registrant and Chemfix Technologies,
	      Inc.

10.29         Agreement and Plan of Merger and                        (11)
	      Reorganization, dated October 27, 1989,
	      by and among the Registrant, Falcon
	      Acquisition Corp, Falcon Associates,
	      Inc., and Jeffrey J. Cantwell

10.30         Receivables Purchase Agreement, dated                    (5)
	      as of April 12, 1990, between Metcalf &               (Ex.10.31)
	      Eddy, Inc. and Falcon Assets Securitization
	      Corporation

10.31         Cooperation Agreement, dated as of                       (5)
	      February 8, 1990, between                             (Ex.10.32)
	      Research-Cottrell, Inc. and NOELL-KRC
	      UMWELTTECHNIK GmbH (The Commission
	      has granted confidential treatment
	      for certain portions of this agreement.
	      A complete copy of the agreement is on
	      file with the Commission)

10.32         Stock Purchase Agreement, dated as of                    (5)
	      May 13, 1990, between the Registrant and              (Ex.10.33)
	      Compagnie Generale des Eaux

10.33         Indenture, dated as of May 15, 1990,                     (6)
	      between the Air & Water Technologies                  (Ex.10.34)
	      Corporation and Midlantic National Bank

10.34         Stock Purchase Agreement, dated June 25,                 (6)
	      1990, among Metcalf & Eddy Companies, Inc.,           (Ex.10.35)
	      William Wynne, Alfred Brescia, Richard
	      Donovan and Armando Lacasa

10.35         Stock Purchase Agreement, dated as of                    (6)
	      June 22, 1990, between Compagnie                      (Ex.10.36)
	      Generale des Eaux and Registrant

10.36         Note Agreement, dated as of September 12,                (7)
	      1990, between the Registrant and the
	      Prudential Company of America

10.37         Letter Agreement dated March 18, 1994                   (11)
	      between the Registrant and Compagnie
	      Generale des Eaux

10.38         Investment Agreement, dated as of                       (10)
	      March 30, 1994, among the Registrant,
	      Compagnie Generale des Eaux and Anjou
	      International Company

10.39         Credit Agreement, dated as of June 14, 1994,            (11)
	      between the Registrant and Compagnie Generale des Eaux

10.40         Asset Purchase Agreement by and between                 (11)
	      Asbestos Control Services, Inc. and Asbestos
	      Containment Services, Inc. dated as of
	      May 27, 1994

10.41         Asset Purchase Agreement by and between                 (11)
	      Stewart & Stevenson Power, Inc., Stewart
	      & Stevenson Realty Corporation, Power and
	      Application & Mfg. Co. and the Registrant dated as of November 8, 1994

10.42         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      Joseph M. Morena and the Registrant

10.43         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      Ruthanne G. Neely and the Registrant

10.44         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      Douglas A. Satzger and the Registrant

10.45         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      William R. Lewis and the Registrant

10.46         Executive Retention Agreement,dated as of               (11)
	      March 17, 1994 by and between
	      George C. Mammola and the Registrant

10.47         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      John Cirello and the Registrant

10.48         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      Donald A. Deieso and the Registrant

10.49         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      Arthur L. Glenn and the Registrant

10.50         Executive Retention Agreement, dated as of              (11)
	      March 17, 1994, by and between
	      Joseph L. Boren and the Registrant

10.51         Executive Retention Agreement, dated as of              (11)
	      March 16, 1994, by and between
	      Robert H. Cardell and the Registrant

10.52         Amended and Restated Subordination                Filed herewith
	      Agreement dated as of March 10, 1995,
	      as amended and restated as of November
	      1995, among Compagnie Generale des Eaux, the Registrant, the First National
	      Bank of Chicago and United States
	      Fidelity and Insurance Company, Fidelity and
	      Guaranty Insurance Company and Fidelity and
	      Guaranty Insurance Underwriters, Inc. and any affiliate of the foregoing

10.53         Employment Agreement dated as of                  Filed herewith
	      October 15, 1995 between Michael
	      M. Stump and Professional Services
	      Group, Inc.

10.54         Master Surety Agreement made                      Filed herewith
	      October 31, 1995 by the Registrant,
	      Research-Cottrell, Inc., Metcalf &
	      Eddy, Inc., and Professional Services
	      Group, Inc., for the continuing
	      benefit of United States Fidelity
	      and Guaranty Company, Fidelity and
	      Guaranty Insurance Underwriters,
	      Inc. and Fidelity and Guaranty Insurance
	      Company and USF&G Insurance Company of
	      Mississippi

11            Statement Re computation of                       Filed herewith
	      per share earnings

21            List of Subsidiaries of the                       Filed herewith
	      Registrant

23            Consent of Independent Public                     Filed herewith
	      Accountants

27            Financial Data Schedule                           Filed herewith

____________________

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

(7)  Incorporated by reference to Exhibit 1 to the Registrant's
     Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995, as filed with the Securities and Exchange Commission on June 14, 1995.

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

(11) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 21, 1994, as filed with the Securities and Exchange Commission on January 30 1995.

     (b)   Reports on Form 8-K.

     [Not Applicable.]





				SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Air & Water Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				    AIR & WATER TECHNOLOGIES CORPORATION

Dated:  January 29, 1996            By: /s/ Claudio Elia
					__________________________________
					Claudio Elia
					Chairman of the Board of Directors
					and Chief Executive Officer
					(Principal Executive Officer)

Dated:  January 29, 1996            By: /s/ Alain Brunais
					__________________________________
					Alain Brunais
					Vice President and Chief Financial
					Officer
					(Principal Accounting Officer)
					(Principal Financial Officer)

Dated:  January 29, 1996            By: /s/ Douglas M. Costle
					__________________________________
					Douglas M. Costle
					Director

Dated:  January 29, 1996            By: /s/ Nicholas DeBenedictis
					__________________________________
					Nicholas DeBenedictis
					Director

Dated:  January 29, 1996            By: /s/ William Kriegel
					__________________________________
					William Kriegel
					Director

Dated:  January 29, 1996            By: /s/ Enrique F. Senior
					__________________________________
					Enrique F. Senior
					Director

Dated:  January 29, 1996            By: /s/ Caroll Lynn Green
					__________________________________
					Caroll Lynn Green
					Director

Dated:  January 29, 1996            By: /s/ John W. Morris
					__________________________________
					John W. Morris
					Director



			    EXHIBIT INDEX

Exhibit
Number                       Description                             Page
_______                      ___________                             ____

10.52         Amended and Restated Subordination Agreement      Filed herewith
	      dated as of March 10, 1995, as amended and restated as of November 1995, among Compagnie
	      Generale des Eaux, the Registrant, the First
	      National Bank of Chicago and United States
	      Fidelity and Insurance Company, Fidelity and
	      Guaranty Insurance Company and Fidelity and
	      Guaranty Insurance Underwriters, Inc. and any affiliate of the foregoing

10.53         Employment Agreement dated as of October 15,      Filed herewith
	      1995 between Michael M. Stump and Professional
	      Services Group, Inc.

10.54         Master Surety Agreement made October 31, 1995     Filed herewith
	      by the Registrant, Research-Cottrell, Inc.,
	      Metcalf & Eddy, Inc., and Professional Services
	      Group, Inc., for the continuing benefit of United
	      States Fidelity and Guaranty Company, Fidelity and
	      Guaranty Insurance Underwriters, Inc. and Fidelity and Guaranty Insurance Company and USF&G Insurance
	      Company of Mississippi

11            Statement Re computation of per share earnings

21            List of Subsidiaries of the Registrant

23            Consent of Independent Public
	      Accountants

27            Financial Data Schedule