Form 10-Q
period 1996-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1996-02-27
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
-----
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996
                               ----------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------
SECURITIES ACT OF 1934


For the transition period from               to
                               -------------   ------------


                Commission File Number  033-17921
                                        ---------

              Air & Water Technologies Corporation
   __________________________________________________________
     (Exact Name of Registrant as Specified in its Charter)


          Delaware                                  13-3418759
          --------                                  -----------
(State or other Jurisdiction       (I.R.S. Employer Identification Number)
  of Corporation)

  U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
  ------------------------------------------------------------
            (Address of Principal Executive Offices)

                   Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X      No
       ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996.

Class A

$.001 Par Value Common Stock                         32,018,004
----------------------------                         ----------
(Title of Class)                           (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
 CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 1996 AND OCTOBER 31, 1995
 -----------------------------------------------------------------------
               (in thousands , except share data)
                --------------------------------

[CAPTION]

             ASSETS                                         1996         1995
             ------                                         ----         ----
                                                         (unaudited)
                                                           --------
CURRENT ASSETS:
  Cash and cash equivalents                              $  11,210   $  11,168
  Accounts receivable, net                                  98,283     102,360
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                     40,400      44,730
  Inventories                                               12,644      13,047
  Prepaid expenses and other current assets                 12,357      10,806
   Net  current  assets  of discontinued  operations           917       1,029
                                                          --------    --------
      Total current assets                                 175,811     183,140

PROPERTY, PLANT AND EQUIPMENT, net                          37,576      37,498
INVESTMENTS  IN  ENVIRONMENTAL TREATMENT FACILITIES         22,449      22,545
DEFERRED DEBT ISSUANCE COSTS                                 3,288       3,334
GOODWILL                                                   274,498     276,549
NET  NON-CURRENT  ASSETS  OF  DISCONTINUED  OPERATIONS         580         580
OTHER ASSETS                                                24,499      24,271
                                                          --------    --------
      Total assets                                       $ 538,701   $ 547,917
                                                          ========    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Current installments of long-term debt                 $     353   $     366
  Accounts payable                                          63,126      65,425
  Accrued expenses                                          94,225     101,278
  Billings in excess of costs and estimated earnings on
      uncompleted contracts                                 25,607      25,862
  Income taxes payable                                       2,768       2,777
                                                          --------    --------
      Total current liabilities                            186,079     195,708
                                                          --------    --------
LONG-TERM DEBT                                             293,565     289,120
                                                          --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized, 2,500,000
   shares;issued 1,200,000 shares; liquidation value
   $60,000                                                      12          12
  Common stock par value $.001 authorized 100,000,000
   shares; issued 32,107,906 shares                             32          32
  Additional paid-in capital                               427,028     427,028
  Accumulated deficit                                     (367,635)   (363,865)
  Common stock in treasury, at cost                           (108)       (108)
  Cumulative currency translation adjustment                  (272)        (10)
                                                          --------    --------
      Total stockholders' equity                            59,057      63,089
                                                          --------    --------
      Total  liabilities and stockholders' equity        $ 538,701   $ 547,917
                                                          ========    ========

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
  FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1996 AND 1995
  ------------------------------------------------------------
                (in thousands, except share data)
                 -------------------------------
                           (unaudited)
                            ---------

                                          Three Months
                                       Ending January 31
                                       ----------------

                                           1996       1995
                                           ----       ----

SALES                                   $159,206   $148,451

COST OF SALES                            122,351    112,239

 Gross margin                             36,855     36,212

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   29,063     33,008

DEPRECIATION AND AMORTIZATION              4,929      4,329
                                         -------    -------

 Operating income (loss)                   2,863     (1,125)

INTEREST EXPENSE                          (5,614)    (5,722)

INTEREST INCOME                              260        121

OTHER EXPENSE, NET                          (131)      (358)
                                         -------    -------

 Loss before income taxes
 and minority interest                    (2,622)    (7,084)

INCOME TAXES                                 323        293

MINORITY INTEREST                              -         16

NET LOSS                                $ (2,945)  $ (7,393)
                                         =======    =======
LOSS PER COMMON SHARE
 (AFTER PREFERRED STOCK DIVIDENDS)          (.12)      (.26)
                                         =======    =======

 Weighted average number of shares
   outstanding                            32,018     32,018
                                         =======    =======

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
  FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1996 AND 1995
  ------------------------------------------------------------
                         (in thousands)
                          ------------
                           (unaudited)
                            ---------

                                                              1996        1995
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (2,945) $  (7,393)
  Adjustments to reconcile net loss to net cash provided
   by (used for) continuing operations -
      Depreciation and amortization                           4,929      4,329
      Other, net                                                269        194
                                                            -------    -------
                                                              2,253     (2,870)
  Changes in assets and liabilities -
   (Increase) decrease in assets -
      Accounts receivable                                     4,077     (4,884)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                     4,330      1,812
      Inventories                                               403        338
      Prepaid expenses and other current assets              (3,904)       193
      Other assets                                               76     (1,286)
    Increase (decrease) in liabilities -
      Accounts payable                                       (2,307)     1,999
      Accrued expenses                                       (5,953)   (10,169)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                      (255)    (4,432)
      Income taxes                                               (9)       391
                                                            -------    -------
      Net cash used for continuing operations                (1,289)   (18,908)
      Net cash provided by (used for) discontinued operations   112       (277)
                                                            -------    -------
      Net cash used for operating activities                 (1,177)   (19,185)
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business                              2,353     11,588
  Capital expenditures                                       (1,983)    (1,429)
  Investment in environmental treatment facilities              215        (43)
  Other, net                                                 (2,052)    (1,209)
                                                            -------    -------
      Net cash provided by (used for) investing activities   (1,467)     8,907
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable and long-term debt                   (68)       (63)
  Net borrowings under credit facilities                      4,500     11,641
  Cash dividends paid                                          (825)      (825)
  Other, net                                                   (921)    (1,962)
                                                            -------    -------
      Net cash provided by financing activities               2,686      8,791
                                                            -------    -------
      Net increase (decrease) in cash and cash equivalents       42     (1,487)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             11,168     11,021
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 11,210   $  9,534
                                                            =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $  7,497   $  7,593
                                                            =======    =======

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                        JANUARY 31, 1996
                        ----------------
                           (unaudited)
                            ---------


(1)  Basis of Presentation:
     ---------------------

     The interim consolidated financial statements and  the
     following notes should be read in conjunction with the notes to  the  consolidated financial statements of  Air  &  Water
     Technologies  Corporation and its consolidated  subsidiaries
     (the "Company") as included in its Form 10-K filed with  the
     Securities and Exchange Commission for the fiscal year ended
     October  31,  1995.   The interim information  reflects  all
     adjustments, including normal recurring accruals, which are,
     in   the  opinion  of  management,  necessary  for  a   fair
     presentation of the results for the interim period.  Results for  the  interim period are not necessarily  indicative  of results to be expected for the full year.

(2)  Commitments and Contingencies:
     -----------------------------

     The  Company  and  its subsidiaries are parties  to  various
     legal   actions  arising  in  the  normal  course  of  their
     businesses,  some  of which involve claims  for  substantial
     sums.   The  Company believes that the disposition  of  such
     actions, individually or in the aggregate, will not  have  a
     material   adverse  effect  on  the  consolidated  financial
     position or results of operations of the Company taken as  a whole.


(3)  Reclassifications:
     -----------------

     Certain reclassifications have been made to conform the 1995 consolidated financial statements to the 1996 presentation.




ITEM II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1995.

Results of Operations
---------------------

Summarized below is certain financial information relating to the core segments of the Company (in thousands):

                                          Three Months Ended January 31
                                          -----------------------------
                                             1996             1995
                                             ----             ----
Sales:
     PSG (Contract Operations)            $ 64,034        $ 41,785
     Metcalf & Eddy                         47,138          51,185
     Research - Cottrell                    48,649          54,072
     Other and eliminations                  (615)           1,409
                                           -------         -------
                                          $159,206        $148,451
                                           =======         =======

Cost of Sales:
     PSG (Contract Operations)            $ 56,676        $ 35,086
     Metcalf & Eddy                         27,800          31,879
     Research - Cottrell                    38,490          44,532
     Other and eliminations                   (615)            742
                                           -------         -------
                                          $122,351        $112,239
                                           =======         =======

Selling, General and Administrative Expenses:
     PSG (Contract Operations)            $  3,478        $  3,396
     Metcalf & Eddy                         15,612          17,901
     Research - Cottrell                     8,320           8,489
     Other and eliminations                      -             542
     Corporate (unallocated)                 1,653           2,680
                                           -------         -------
                                          $ 29,063        $ 33,008
                                           =======         =======

Depreciation and Amortization:
     PSG (Contract Operations)            $  1,964        $  1,285
     Metcalf & Eddy                          1,464           1,336
     Research - Cottrell                     1,389           1,466
     Other and eliminations                      -              92
     Corporate (unallocated)                   112             150
                                           -------         -------
                                          $  4,929        $  4,329
                                           =======         =======

Operating Income (Loss):
     PSG (Contract Operations)             $ 1,916        $  2,018
     Metcalf & Eddy                          2,262              69
     Research - Cottrell                       450            (415)
     Other and eliminations                      -              33
     Corporate (unallocated)                (1,765)         (2,830)
                                           -------         -------
                                          $  2,863        $ (1,125)
                                            =======        =======

PSG (Contract Operations)
-------------------------

Operating income was $1.9 million during the three month period ended January 31, 1996 and consistent with the prior period. The results include additional sales of $23.4 million related to the PRASA contract under which PSG operates, maintains and manages Puerto Rico's water and wastewater treatment facilities. The profitability of this five-year contract is contingent upon achieving certain incentive revenues and operating efficiencies in which a significant amount is expected to be realized during the later years of the contract. As a result, this contract has not had a significant impact on PSG's current operating income.


Metcalf & Eddy
--------------

Operating income increased by $2.2 million during the three month period ended January 31, 1996. The higher operating income was attributable primarily to personnel overhead and facilities cost reductions during the latter half of the prior fiscal year which resulted in a decrease in selling, general and administrative expenses of $2.3 million. Sales decreased by $4.0 million during the three month period ended January 31, 1996 as a result of delays in the release of certain task orders and the severe winter weather. In addition, estimated favorable pricing adjustments of $1.3 million offset the impact of the reduced sales volume.


Research-Cottrell
-----------------

Operating income increased by $.9 million during the three month period ended January 31, 1996. The increase resulted from the incremental operating income ($1.1 million) earned in several business units, primarily, R-C International, Custodis, Ecodyne and Flex-Kleen. These business units had higher sales volumes of $8.8 million. In addition, REECO generated an additional $.6 million of operating income on slightly lower sales volume due to improved project execution. Partially offsetting these improved results were lower operating income generated in APCD and KVB ($1.0 million) which combined, had lower sales volume of $12.9 million. KVB's reduced volume resulted from significant shipments and services required in the prior period to meet the demand requirements of utility customers under the 1990 Clean Air Act. KVB continues to make progress in resolving software issues on systems previously shipped to certain utilities which have created problems in collecting receivables due to claims and back-charges; it has also continued to incur additional software, warranty and project close-out costs in resolving this situation. APCD's reduced sales volume and profitability reflects delays in new order bookings in both the utility and industrial markets.


Corporate and Other
-------------------

The corporate (unallocated) selling, general and administrative expenses decreased by $1.0 million during the three month period ended January 31, 1996 due to cost reduction efforts, including personnel related costs and professional fees.


Financial Condition
-------------------

Cash used by operations for the three month period ended January 31, 1996 amounted to $1.2 million primarily due to cash outlays for the previously established unusual charge reserves. The Company also utilized $3.8 million of cash for capital expenditures, investments in environmental treatment facilities and other investment activities during the period. These cash requirements were funded principally through proceeds from the prior year sale of its hazardous waste transfer station operations and borrowings under the Company's credit facility discussed below.

The Company has a three-year $130 million Senior Secured Credit Facility ("Credit Facility") with First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company.

Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings and bear interest at LIBOR (currently 5.25%), as defined, plus .725% or at a defined bank rate approximating prime (currently 8.25%). The Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The Credit Facility contains certain financial and other restrictive covenants with respect to the Company, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires CGE to maintain a minimum 40% ownership interest in the Company.

Under the Credit Facility at January 31, 1996 the Company had outstanding borrowings of $48.0 million (capacity of $66.5 million) and issued and outstanding letters of credit of $20.5 million (capacity of $63.5 million). The Company expects its operations to generate sufficient cash in the near term to fund its estimated working capital requirements, capital expenditures and cash outlays for the reserves established in connection with fiscal year 1994 unusual charges. The Company believes that it has the ability to manage its cash needs and is currently continuing its efforts to control its expenses as well as reducing its working capital requirements.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the three months ended January 31, 1996 and the years ended October 31, 1995 and 1994 total capital expenditures were $2.0 million, $7.9 million and $5.5 million, respectively. At January 31, 1996, the Company had no material outstanding purchase commitments for capital expenditures.

PART II.  OTHER INFORMATION


ITEM  I.    Legal Proceedings


     The Company and its subsidiaries are parties to various legal actions arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such actions, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company taken as a whole.

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


                                         AIR & WATER TECHNOLOGIES CORPORATION
                                         ------------------------------------
                                                     (registrant)



Date   February 27, 1996                         /s/ Alain Brunais
       -----------------                         -----------------
                                                 Alain Brunais
                                                 Chief Financial Officer