Form 10-Q
period 1996-04-30
AIR & WATER TECHNOLOGIES CORP
filed 1996-06-05
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549





X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
- ---
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996
                               --------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- ------
THE SECURITIES ACT OF 1934

For the transition period from          to
                               -------    -------

               Commission File Number  033-17921
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
 Yes    X      No
     ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996.

Class A

$.001 Par Value Common Stock                          32,018,004              .
- ----------------------------                          ----------
(Title of Class)                           (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                         AIR & WATER TECHNOLOGIES CORPORATION
                         ------------------------------------
        CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1996 AND OCTOBER 31, 1995
        ---------------------------------------------------------------------
                           (in thousands, except share data)
                            --------------------------------

             ASSETS                                   1996       1995
             ------                                   ----       ----
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 10,919   $ 11,168
  Accounts receivable, net                           96,641    102,360
  Costs and estimated earnings in excess of
      billings on uncompleted contracts              42,048     44,730
  Inventories                                        13,228     13,047
  Prepaid expenses and other current assets           9,288     11,835
                                                    -------    -------
    Total current assets                            172,124    183,140

PROPERTY, PLANT AND EQUIPMENT, net                   37,578     37,498
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES    22,318     22,545
GOODWILL                                            272,434    276,549
OTHER ASSETS                                         28,827     28,185
                                                    -------    -------
      Total assets                                 $533,281   $547,917
                                                    =======    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Current installments of long-term debt           $    367   $    366
  Accounts payable                                   60,466     65,425
  Accrued expenses                                   87,236    101,278
  Billings in excess of costs and estimated
     earnings on uncompleted contracts               27,801     25,862
  Income taxes payable                                2,625      2,777
                                                    -------    -------
      Total current liabilities                     178,495    195,708
                                                    -------    -------
LONG-TERM DEBT                                      297,987    289,120
                                                    -------    -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01, authorized
     2,500,000 shares; issued 1,200,000 shares;
     liquidation value $60,000                           12         12
  Common stock, par value $.001, authorized
     100,000,000 shares; issued 32,107,906 shares        32         32
  Additional paid-in capital                        427,028    427,028
  Accumulated deficit                              (369,765)  (363,865)
  Common stock in treasury, at cost                    (108)      (108)
  Cumulative currency translation adjustment           (400)       (10)
                                                    -------    -------
     Total stockholders' equity                      56,799     63,089
                                                    -------    -------
     Total liabilities and stockholders' equity    $533,281   $547,917
                                                    =======   =======
The accompanying notes are an integral part of these statements.


                     AIR & WATER TECHNOLOGIES CORPORATION
                     ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
          FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1996 AND 1995
          -----------------------------------------------------------------
                      (in thousands, except share data)
                       -------------------------------
                                (unaudited)
                                 ---------

                                          Three Months           Six Months
                                         Ended April 30        Ended April 30
                                         --------------        --------------
                                          1996      1995        1996     1995
                                          ----      ----        ----     ----
SALES                                  $167,491  $155,832    $326,697 $304,283

COST OF SALES                           128,220   115,015     250,571  227,254
                                        -------   -------     -------  -------
 Gross margin                            39,271    40,817      76,126   77,029

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  29,337    32,962      58,400   65,970

DEPRECIATION AND AMORTIZATION             5,147     4,449      10,076    8,778
                                        -------   -------     -------  -------
 Operating income                         4,787     3,406       7,650    2,281

INTEREST EXPENSE                         (5,618)   (6,325)    (11,232) (12,047)

INTEREST INCOME                             334       211         594      332

OTHER EXPENSE, NET                         (482)     (524)       (613)    (882)
                                        -------   -------     -------  -------
 Loss before income taxes
 and minority interest                     (979)   (3,232)     (3,601) (10,316)

INCOME TAXES                                326       267         649      560

MINORITY INTEREST                             -        82           -       98
                                        -------   -------     -------  -------
NET LOSS                                $(1,305)  $(3,581)    $(4,250)$(10,974)
                                        =======   =======     =======  =======
LOSS PER COMMON SHARE
 (AFTER PREFERRED STOCK DIVIDENDS)      $  (.07)  $  (.14)    $  (.18) $  (.39)
                                        =======   =======     =======  =======
  Weighted average number of shares
     outstanding                         32,018    32,018      32,018   32,018
                                        =======   =======     =======  =======

The accompanying notes are an integral part of these statements.

                          AIR & WATER TECHNOLOGIES CORPORATION
                          ------------------------------------
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1996 AND 1995
                -------------------------------------------------------
                                   (in thousands)
                                    ------------
                                     (unaudited)
                                      ---------

                                                        1996             1995
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(4,250)        $(10,974)
  Adjustments to reconcile net loss to net cash
    provided by (used for) continuing operations -
      Depreciation and amortization                   10,076            8,778
      Other, net                                         395                5
                                                     -------          -------
                                                       6,221           (2,191)
   Changes in assets and liabilities -
    (Increase) decrease in assets -
      Accounts receivable, net                         4,651           (2,475)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts              2,704            1,860
      Inventories                                       (181)             309
      Prepaid expenses and other current assets         (371)            (308)
      Other assets                                       184           (1,761)
    Increase (decrease) in liabilities -
      Accounts payable                                (4,949)             724
      Accrued expenses                               (12,722)         (11,565)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts              3,077           (5,999)
      Income taxes payable                              (160)             118
                                                     -------          -------
      Net cash used for continuing operations         (1,546)         (21,288)
      Net cash provided by discontinued operations       485            1,208
                                                     -------          -------
      Net cash used for operating activities          (1,061)         (20,080)
                                                     -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of business                     2,353           12,338
    Capital expenditures                              (3,739)          (3,255)
    Investment in environmental treatment facilities     336              488
    Other, net                                        (4,290)          (2,245)
                                                     -------          -------
       Net cash provided by (used for) investing
          activities                                  (5,340)           7,326
                                                     -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable and long-term debt         (132)            (195)
    Net borrowings under credit facilities             9,000           35,388
    Accounts receivable repurchased                        -          (20,000)
    Cash dividends paid                               (1,650)          (1,650)
    Other, net                                        (1,066)          (1,190)
                                                     -------          -------
       Net cash provided by financing activities       6,152           12,353
                                                     -------          -------
       Net decrease in cash and cash equivalents        (249)            (401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      11,168           11,021
                                                     -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $10,919          $10,620
                                                     =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest        $10,902          $11,900
                                                     =======          =======

The accompanying notes are an integral part of these statements.

                         AIR & WATER TECHNOLOGIES CORPORATION
                         ------------------------------------
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 1996
         -----------------------------------------------------------------
                                      (unaudited)
                                       ---------
[CAPTION]

(1)  Basis of Presentation:

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

Results of Operations
- ---------------------

Summarized below is certain financial information relating to the core segments of the Company (in thousands):


                      Three Months Ended April 30    Six Months Ended April 30
                      ---------------------------    -------------------------
                               1996          1995           1996          1995
                               ----          ----           ----          ----
Sales:
  PSG (Contract Operations) $ 63,273     $ 39,814       $127,307      $ 81,599
  Metcalf & Eddy              50,964       55,588         98,102       106,773
  Research - Cottrell         54,326       59,307        102,975       113,379
  Other and eliminations      (1,072)       1,123         (1,687)        2,532
                             -------      -------        -------       -------
                            $167,491     $155,832       $326,697      $304,283
                             =======      =======        =======       =======

Cost of Sales:
  PSG (Contract Operations) $ 55,336     $ 33,363       $112,012      $ 68,449
  Metcalf & Eddy              30,162       34,383         57,962        66,262
  Research - Cottrell         43,794       46,855         82,284        91,387
  Other and eliminations      (1,072)         414         (1,687)        1,156
                             -------      -------        -------       -------
                            $128,220     $115,015       $250,571      $227,254
                             =======      =======        =======       =======

Selling, General and Administrative Expenses:
  PSG (Contract Operations) $  3,740     $  2,896       $  7,218      $  6,292
  Metcalf & Eddy              16,017       17,674         31,629        35,575
  Research - Cottrell          7,770        9,787         16,090        18,276
  Other and eliminations           -          646              -         1,188
  Corporate (unallocated)      1,810        1,959          3,463         4,639
                             -------      -------        -------       -------
                            $ 29,337     $ 32,962       $ 58,400      $ 65,970
                             =======      =======        =======       =======

Depreciation and Amortization:
  PSG (Contract Operations) $  2,079     $  1,337       $  4,043      $  2,622
  Metcalf & Eddy               1,511        1,439          2,975         2,775
  Research - Cottrell          1,443        1,451          2,832         2,917
  Other and eliminations           -           88              -           180
  Corporate (unallocated)        114          134            226           284
                             -------      -------        -------       -------
                            $  5,147     $  4,449       $ 10,076      $  8,778
                             =======      =======        =======       =======

Operating Income (Loss):
  PSG (Contract Operations) $  2,118     $  2,218       $  4,034      $  4,236
  Metcalf & Eddy               3,274        2,092          5,536         2,161
  Research - Cottrell          1,319        1,214          1,769           799
  Other and eliminations           -          (25)             -             8
  Corporate (unallocated)     (1,924)      (2,093)        (3,689)       (4,923)
                             -------      -------        -------       -------
                            $  4,787     $  3,406       $  7,650      $  2,281
                             =======      =======        =======       =======

Overview and Outlook
- --------------------

As discussed in more detail with the comparison of each segment's results, the Company's net loss was reduced from $11.0  million during the six month period ended
April  30, 1995 to $4.3 million during the six month
period ended April 30, 1996. This was accomplished primarily through overhead reductions within Metcalf &
Eddy,  Research-Cottrell  and Corporate.   Sales  have
increased from $304.3 million to $326.7 million primarily due to increased service revenues associated with PSG's contract with PRASA. Although sales have decreased by approximately 10% within Metcalf & Eddy
and   Research-Cottrell,   those  segments   have
reported increases in operating income.
At  April  30, 1996, the Company's backlog was
approximately $1.1 billion and consisted of PSG ($800 million), Metcalf & Eddy ($230 million) and Research-Cottrell ($105 million). Although no assurances can be given, the Company expects a comparable continuing trend of improved results throughout the remainder of this year which should lead to slightly positive
consolidated net income for the fiscal year  ending
October  31,  1996.   These improvements are
expected to be achieved through an anticipated sales
growth of approximately 20% during the second half of the current fiscal year from sales levels reported during the six month period ended April 30, 1996. This anticipated sales growth is primarily contingent upon the level and timing of obtaining additional contracts in each segment since the revenues expected to be generated throughout the remainder of this fiscal year from the existing April 30, 1996 backlog is approximately $270 million based on each operation's latest projections.
In addition to the expected sales level increases, the continuing trend of improved results will be contingent upon cost control, the execution of the expected new projects and those projects in backlog within the most recent cost estimates as well as the favorable resolution of existing claims arising in the ordinary course of business.

PSG (Contract Operations)
- -------------------------

Operating  income was $2.1 million and $4.0  million
during the  three  and six month periods ended April 30,
1996  and reflects  a  $.1 million and $.2 million
decrease  from  the comparable prior periods due to
additional selling,  general and  administrative  expenses
as well  as  depreciation  and amortization related to
growth initiatives.  The increase in PSG's sales is a
result of the PRASA contract which has  not had   a
proportional  impact  on  operating  income.  PSG
continues   to   pursue  new  business   opportunities
and currently has several proposals pending or under negotiation which if obtained, would significantly increase future sales.

Metcalf & Eddy
- --------------

Operating income increased by $1.2 million and $3.4
million during the three and six month periods ended April
30, 1996. The  higher  operating income was attributable
primarily  to overhead personnel, facilities and insurance
cost reductions during  the  latter  half  of the prior
fiscal  year  which resulted
in   a   decrease   in   selling,   general and
administrative  expenses  ($1.6 million  and  $3.9
million, respectively).   Sales decreased by $4.6  million
and  $8.7 million  during the three and six month periods
ended  April 30,  1996  as a result of delays in the
release  of  certain task  orders.   In  addition,
estimated favorable pricing adjustments partially offset the impact of the reduced sales volume.

Research-Cottrell
- -----------------

Operating  income increased by $.1 million and $1.0
million during the three and six month periods ended April
30, 1996. The  increase during the six month period
resulted from  the incremental  operating  income  of  $.8
million  earned  in several   business  units,  primarily,
R-C   International, Custodis, Ecodyne and Flex-Kleen.
These business units  had
higher  sales volumes of $10.9 million.  In addition,
REECO generated  an  additional $.3 million  and  $.9
million  of operating  income  on  slightly lower sales
volume  due  to improved  project execution during the
three and  six  month periods  ended  April 30, 1996.
Partially offsetting  these improved  results were lower
operating income  generated  in APCD  and  KVB  ($.5
million and $1.4  million  during  the aforementioned
periods) which, combined,  had  lower  sales volume  of
$8.7  million  and  $21.6  million  during   the
aforementioned  periods.  KVB's lower volume  resulted
from significantly reduced shipments and services as
compared  to the  prior  period  due  to reduced demand
requirements  by utility  customers  under  the  1990
Clean  Air  Act.   KVB continues  to make progress in
resolving software issues  on systems  previously shipped
to certain utilities which  have created problems in
collecting receivables due to claims and back-charges;  it
has also continued  to  incur  additional software,
warranty and project close-out costs in resolving this
situation.    APCD's   reduced   sales   volume   and
profitability reflect delays in new order bookings in both the utility and industrial markets.

Corporate and Other
- -------------------

The    corporate   (unallocated)   selling,   general and
administrative expenses decreased by $.1 million and $1.2 million during the three and six month periods ended
April 30, 1996 due to cost reduction efforts, including personnel related costs and professional fees.

Financial Condition
- -------------------

Cash used by operations for the six month period ended
April 30,  1996  amounted to $1.0 million primarily  due
to  cash outlays  for  the  previously  established
unusual   charge reserves.   The Company also utilized
$7.7 million  of  cash for   capital  expenditures,
investments  in  environmental treatment facilities and
other investment activities  during the  period. These
cash requirements were funded principally through
proceeds from the prior year sale of its  hazardous waste
transfer station operations and borrowings under  the
Company's  credit facility discussed below.  As a result
of the  above,  net  financial debt increased by  $9.1
million during the six month period ended April 30, 1996.

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

Of  the total commitment, borrowings are limited to the
sum of   a percentage   of   certain   eligible receivables,
inventories, net property, plant and equipment and costs
and estimated earnings in excess of billings and bear interest at LIBOR (currently 5.5%), as defined, plus
 .725% or at a defined bank rate approximating prime (currently 8.25%). The Credit Facility also allows for  certain  additional borrowings, including, among
other things, project financing and foreign borrowing facilities, subject to limitations. The Credit Facility contains certain financial and other restrictive
covenants  with  respect   to   the   Company,
including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires
CGE to maintain a minimum 40% ownership interest in the Company.

Under the Credit Facility at April 30, 1996 the Company
had outstanding borrowings of $52.5 million (capacity  of
$69.6 million)  and  issued and outstanding letters of
credit  of $19.1  million  (capacity  of $60.4  million).
The  Company expects  its operations to generate
sufficient cash  in  the near   term    to   fund   its
estimated   working   capital
requirements, capital expenditures and cash outlays for
the reserves  established in connection with  fiscal  year
1994 unusual  charges.   The Company believes  that  it
has the ability to manage its cash needs and is currently continuing its efforts to control its expenses as well as reducing its working capital requirements.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the six months ended April 30, 1996 and the years ended
October 31, 1995 and 1994 total capital expenditures were $3.7 million, $7.9 million and $5.5 million, respectively. At April 30, 1996, the Company had no material outstanding purchase commitments for capital expenditures.

Statement Regarding Forward Looking Disclosures
- -----------------------------------------------

Statements  contained in this report, including
Management's Discussion and Analysis, are forward looking statements that involve a number of risks and uncertainties which may cause the Company's actual operating results to differ materially from the projected amounts. Among the factors that could cause actual results to differ materially are risk factors listed from time to time in the Company's SEC reports including:

       -    the Company's highly competitive marketplace,
       -    changes  in  as well as enforcement  levels
            of federal,  state  and local environmental
            legislation and regulations that change demand for a significant portion of the Company's services,
       -    the  ability  to  obtain  new  contracts from
            existing   and  new  clients  (some  of   which
            are significant),
       - the execution of the expected new projects and those projects in backlog within the most recent cost estimates and;
       -    the  favorable  resolution of  existing
            claims arising in the ordinary course of business.

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

     Exhibit 27.  Financial Data Supplement

(b) On March 11, 1996, the Company filed a report on Form 8-K reporting Arthur Andersen LLP was replaced as the Company's independent accountants effective March 13, 1996 and that McGladrey & Pullen, LLP was appointed to audit the financial statements of the Company for the fiscal year ending October 31, 1996. On April 4, 1996, the Company filed a report on Form 8-K reporting, with regret, the unexpected death of Claudio Elia, its Chairman and Chief Executive Officer and the interim appointments of two key executives of Compagnie Generale des Eaux to serve as the Company's Chairman of the Board and Chief Executive Officer.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                          (registrant)



Date   June 5, 1996                        /s/ Alain Brunais
       ------------                        -----------------
                                           Alain Brunais
                                           Chief Financial Officer