Form 10-Q
period 1996-07-31
AIR & WATER TECHNOLOGIES CORP
filed 1996-09-13
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
- -----
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996
                               -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996.

Class A

$.001 Par Value Common Stock                         32,018,004
- ----------------------------                         ----------
(Title of Class)                         (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
 CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1996 AND OCTOBER 31,1995
 -------------------------------------------------------------------
               (in thousands , except share data)
                --------------------------------
[CAPTION]

             ASSETS                                     1996       1995
             ------                                     ----       ----
                                                    (unaudited)
                                                     ---------
CURRENT ASSETS:
  Cash and cash equivalents                           $ 10,094    $ 11,168
  Accounts receivable, net                              97,520     102,360
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                 47,566      44,730
  Inventories                                           13,876      13,047
  Prepaid expenses and other current assets             11,399      11,835
                                                       -------     -------
      Total current assets                             180,455     183,140

PROPERTY, PLANT AND EQUIPMENT, net                      37,198      37,498
INVESTMENTS  IN  ENVIRONMENTAL TREATMENT FACILITIES     22,048      22,545
GOODWILL                                               270,349     276,549
OTHER ASSETS                                            30,003      28,185
                                                      --------    --------
     Total assets                                     $540,053    $547,917
                                                       =======     =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Current installments of long-term debt              $    355    $    366
  Accounts payable                                      65,363      65,425
  Accrued expenses                                      85,670     101,278
  Billings in excess of costs and estimated earnings
     on uncompleted contracts                           25,306      25,862
  Income taxes payable                                   2,886       2,777
                                                       -------     -------
      Total current liabilities                        179,580     195,708
                                                       -------     -------

LONG-TERM DEBT                                         304,836     289,120
                                                       -------     -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01, authorized
    2,500,000 shares; issued 1,200,000 shares;
    liquidation value $60,000                               12          12
  Common stock, par value $.001, authorized
      100,000,000 shares; issued 32,107,906 shares          32          32
  Additional paid-in capital                           427,028     427,028
  Accumulated deficit                                 (371,048)   (363,865)
  Common stock in treasury, at cost                       (108)       (108)
  Cumulative currency translation adjustment              (279)        (10)
                                                       -------     -------
      Total stockholders' equity                        55,637      63,089
                                                       -------     -------
      Total  liabilities and stockholders' equity     $540,053    $547,917
                                                       =======     =======
The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
  FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1996 AND 1995
  ------------------------------------------------------------------
                (in thousands, except share data)
                 -------------------------------
                           (unaudited)
                            ---------

                                Three Months             Nine Months
                               Ended July 31           Ended July 31
                               -------------           -------------

                                1996      1995         1996      1995
                                ----      ----         ----      ----

SALES                         $177,164  $146,174     $503,861  $450,457

COST OF SALES                  138,002   102,675      388,573   329,929
                               -------   -------      -------   -------

 Gross margin                   39,162    43,499      115,288   120,528

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         28,080    32,042       86,480    98,012

DEPRECIATION AND AMORTIZATION    4,730     4,572       14,806    13,350
                               -------   -------      -------   -------

 Operating income                6,352     6,885       14,002     9,166

INTEREST EXPENSE                (5,732)   (6,263)     (16,964)  (18,310)

INTEREST INCOME                    106       315          700       647

OTHER EXPENSE, NET                (832)     (228)      (1,445)   (1,110)
                                -------   -------     -------   -------

 Income (loss) before income taxes
 and minority interest            (106)      709       (3,707)   (9,607)

INCOME TAXES                       352       604        1,001     1,164

MINORITY INTEREST                    -         -            -        98
                               -------   -------      -------   -------

NET INCOME (LOSS)             $   (458) $    105     $ (4,708) $(10,869)
                               =======   =======      =======   =======

LOSS PER COMMON SHARE
 (AFTER PREFERRED STOCK
   DIVIDENDS)                 $   (.04) $   (.02)    $  (.22)  $   (.42)
                               =======   =======      =======   =======

 Weighted average number of
  shares outstanding            32,018     32,018      32,018     32,018
                               =======    =======     =======    =======

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
     FOR THE NINE MONTH PERIODS ENDED JULY 31, 1996 AND 1995
     -------------------------------------------------------
                         (in thousands)
                          ------------
                           (unaudited)
                            ---------

                                                          1996        1995
                                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (4,708)   $(10,869)
  Adjustments to reconcile net loss to net cash
    provided by (used for) continuing operations -
      Depreciation and amortization                     14,806      13,350
      Other, net                                           621         (88)

  Changes in assets and liabilities -
    (Increase) decrease in assets -
      Accounts receivable, net                           3,837       9,084
      Costs and estimated earnings in excess of
        billings on
         uncompleted contracts                          (1,635)      5,804
      Inventories                                         (828)       (222)
      Prepaid expenses and other current assets         (2,362)     (1,707)
      Other assets                                         755      (3,352)
    Increase (decrease) in liabilities -
      Accounts payable                                     (52)     (5,398)
      Accrued expenses                                 (13,319)    (21,841)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                  572      (5,849)
      Income taxes payable                                  49         944
                                                       -------     -------
      Net cash used for continuing operations           (2,264)    (20,144)
      Net cash provided by discontinued operations         149         861
                                                       -------     -------
      Net cash used for operating activities            (2,115)    (19,283)
                                                       -------     -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business                         2,353      12,962
  Capital expenditures                                  (5,281)     (5,140)
  Investment in environmental treatment facilities         582         598
  Other, net                                            (8,835)     (4,387)
                                                       -------     -------
         Net cash provided by (used for) investing
           activities                                  (11,181)      4,033
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable and long-term debt             (295)       (532)
  Net borrowings under credit facilities                16,000      38,500
  Accounts receivable repurchased                            -     (20,000)
  Cash dividends paid                                   (2,475)     (2,475)
  Other, net                                            (1,008)     (2,204)
                                                       -------     -------
         Net cash provided by financing activities      12,222      13,289
                                                       -------     -------

         Net decrease in cash and cash equivalents      (1,074)     (1,961)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        11,168      11,021
                                                       -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 10,094    $  9,060
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest            $ 18,869    $ 19,599
                                                       =======     =======


The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                          JULY 31, 1996
                          -------------
                           (unaudited)
                            ---------


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

Results of Operations
- ---------------------

Summarized below is certain financial information relating to the core segments of the Company (in thousands):

                         Three Months Ended July 31    Nine Months Ended July 31
                         --------------------------    -------------------------
                                 1996        1995           1996         1995
                                 ----        ----           ----         ----

Sales:
  PSG (Contract Operations)   $ 68,167     $ 42,321      $195,474     $123,920
  Metcalf & Eddy                52,561       53,580       150,663      160,353
  Research - Cottrell           57,640       50,174       160,615      163,553
  Other and eliminations        (1,204)          99        (2,891)       2,631
                               -------      -------       -------      -------
                              $177,164     $146,174      $503,861     $450,457
                               =======      =======       =======      =======

Cost of Sales:
  PSG (Contract Operations)   $ 60,859     $ 35,830      $172,871     $104,279
  Metcalf & Eddy                32,395       30,686        90,357       96,948
  Research - Cottrell           45,952       36,711       128,236      128,098
  Other and eliminations        (1,204)        (552)       (2,891)         604
                               -------      -------       -------      -------
                              $138,002     $102,675      $388,573     $329,929
                               =======      =======       =======      =======

Selling, General and Administrative Expenses:
  PSG (Contract Operations)   $  3,535     $  2,947      $ 10,753     $  9,239
  Metcalf & Eddy                14,418       17,515        46,047       53,090
  Research - Cottrell            8,416        9,043        24,506       27,319
  Other and eliminations             -          639             -        1,827
  Corporate (unallocated)        1,711        1,898         5,174        6,537
                               -------      -------       -------      -------
                              $ 28,080     $ 32,042      $ 86,480     $ 98,012
                               =======      =======       =======      =======

Depreciation and Amortization:
  PSG (Contract Operations)   $  1,667     $  1,312      $  5,710     $  3,934
  Metcalf & Eddy                 1,514        1,469         4,489        4,244
  Research - Cottrell            1,451        1,566         4,283        4,483
  Other and eliminations             -           66             0          246
  Corporate (unallocated)           98          159           324          443
                               -------      -------       -------      -------
                              $  4,730     $  4,572      $ 14,806     $ 13,350
                               =======      =======       =======      =======

Operating Income (Loss):
  PSG (Contract Operations)   $  2,106     $  2,232      $  6,140     $  6,468
  Metcalf & Eddy                 4,234        3,910         9,770        6,071
  Research - Cottrell            1,821        2,854         3,590        3,653
  Other and eliminations             0          (54)            0          (46)
  Corporate (unallocated)       (1,809)      (2,057)       (5,498)      (6,980)
                               -------      -------       -------      -------
                              $  6,352     $  6,885      $ 14,002     $  9,166
                               =======      =======       =======      =======

Overview and Outlook
- --------------------

As discussed in more detail with the comparison of each segment's results, the Company's net loss was reduced from $10.9 million during the nine month period ended July 31, 1995 to $4.7 million during the nine month period ended July 31, 1996. This was accomplished primarily through overhead reductions within Metcalf & Eddy, Research-Cottrell and Corporate. Sales have increased from $450.5 million to $503.9 million primarily due to increased service revenues associated with PSG's contract with PRASA. At July 31, 1996, the Company's backlog was approximately $1.1 billion and consisted of PSG ($782 million), Metcalf & Eddy ($233 million) and Research-Cottrell ($102 million).

The Company is experiencing delays in awards of new contracts in each of its segments and therefore is revising its previously disclosed full year earnings expectations from a slightly positive consolidated net income to a slight consolidated net loss, which remains an improvement over the prior full year loss of $8 million. This continuing trend of improved results is contingent upon the level and timing of additional contracts in each segment, the achievement of the expected sales level increases, cost control, the execution of the expected new projects and those projects in backlog within the most recent cost estimates as well as the favorable resolution of existing claims arising in the ordinary course of business.

PSG (Contract Operations)
- ------------------------

Operating income was $2.1 million and $6.1 million during the three and nine month periods ended July 31, 1996 and reflects a $.1 million and $.3 million decrease from the comparable prior periods due to additional selling, general and administrative expenses as well as depreciation and amortization related to growth initiatives which were partially off-set by higher gross margins. The increase in PSG's sales is a result of the PRASA contract which has not had a proportional impact on operating income. Although negotiations are progressing slower than previously expected, PSG continues to pursue new business opportunities and currently has several proposals pending or under negotiation which if obtained, would significantly increase future sales.

Metcalf & Eddy
- --------------

Although sales have decreased by approximately 6% Metcalf & Eddy's operating income increased by $.3 million and $3.7 million during the three and nine month periods ended July 31, 1996. The higher operating income was attributable primarily to overhead personnel, facilities and insurance cost reductions during the latter half of the prior fiscal year which resulted in a decrease in selling, general and administrative expenses ($3.1 million and $7.0 million, respectively). Sales decreased by $1.0 million and $9.7 million during the three and nine month periods ended July 31, 1996 as a result of delays in the release of certain task orders. In addition, estimated favorable pricing adjustments partially offset the impact of the reduced sales volume.

Research-Cottrell
- -----------------

Operating  income decreased by $1.0 million and $.1  million during the three and nine month periods ended July 31, 1996.
The  changes  in operating income reflects the decreases  in margin  rates in most business units, especially during  the three  month  period ended July 31, 1996.  The lower  margin rates  reflect price pressures from highly competitive markets, unfavorable product line mix and project execution to a lesser extent. Partially off-setting the reduced margins are lower selling, general and administrative expenses of $.6 million and  $2.8 million  during the three and nine month periods ended  July
31,  1996.  R-C International sales volume has continued  to increase  by $4.5 and $8.8 million during the aforementioned
periods.    The   higher  sales  related  to   international
activities and several other business units have  been  more than  off-set by lower sales volume in KVB of $10.4  million
during  the  nine month period ended July 31,  1996.   KVB's
lower volume resulted from significantly reduced shipments and services as compared to the prior period due to the completion of requirements by utility customers under the 1990 Clean Air Act.

Corporate and Other
- -------------------

The corporate (unallocated) selling, general and administrative expenses decreased by $.2 million and $1.4 million during the three and nine month periods ended July 31, 1996 due to cost reduction efforts, including personnel related costs and professional fees.

Financial Condition
- -------------------

Cash used by operations for the nine month period ended July 31, 1996 amounted to $2.1 million primarily due to cash outlays for the previously established unusual charge reserves. The Company also utilized $13.5 million of cash for capital expenditures, investments in environmental treatment facilities and other investment activities during the period. These cash requirements were funded principally through proceeds from the prior year sale of its hazardous waste transfer station operations and borrowings under the Company's credit facility discussed below. As a result of the above, net financial debt increased by $16.8 million during the nine month period ended July 31, 1996.

Under the Bank Credit Facility at July 31, 1996 the Company had outstanding borrowings of $59.5 million (capacity of $71.7 million) and issued and outstanding letters of credit of $26.7 million
(capacity of $58.3 million). The Company expects its operations to generate sufficient cash in the near term to fund its estimated working capital requirements, capital expenditures and cash outlays for the reserves established in connection with fiscal year 1994 unusual charges. The Company believes that it has the ability to manage its cash needs and stay within its borrowing capacity, and it is currently continuing its efforts to control its expenses as well as reduce its working capital requirements.

During August, 1996 the Company entered into a seven year $60 million unsecured revolving credit facility with, Anjou International Company ("Anjou Credit Facility"), an affiliated company. The borrowings under the facility bear interest at LIBOR plus .6%. In conjunction with this new financing the Company reduced its more expensive $130 million Senior Secured Credit Facility ("Bank Credit Facility") to $50 million. As of September 9, 1996, the Company's outstanding borrowings under the Anjou Credit Facility and the Bank Credit Facility totaled $50 million and $20 million, respectively, and short-term investments of $12 million.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the nine months ended July 31, 1996 and the years ended October 31, 1995 and 1994 total capital expenditures were $5.3 million, $7.9 million and $5.5 million, respectively. At July 31, 1996, the Company had no material outstanding purchase commitments for capital expenditures.

Statement Regarding Forward Looking Disclosures
- -----------------------------------------------

Statements contained in this report, including Management's Discussion and Analysis, are forward looking statements that involve a number of risks and uncertainties which may cause the Company's actual operating results to differ materially from the projected amounts. Among the factors that could cause actual results to differ materially are risk factors listed from time to time in the Company's SEC reports including:

       -   the Company's highly competitive marketplace,
       -   changes  in  as well as enforcement  levels  of
           federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's services,
       -   the  ability  to  obtain  new  contracts (some  of which
           are significant) from existing   and  new  clients,
       -   the execution of the expected new projects  and
           those  projects  in backlog within  the  most  recent
           cost estimates and;
       -   the  favorable  resolution of  existing  claims
           arising   in   the  ordinary  course   of   business.

PART II.  OTHER INFORMATION


ITEM  I.    Legal Proceedings

     In connection with a broad investigation by the U.S. Department of Justice into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, Professional Services Group, Inc. ("PSG"), received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system. At the time the subpoena was received, the Department of Justice advised PSG that it was not a target of the investigation. PSG has cooperated and continues to cooperate with the Justice Department which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company has retained outside counsel and promptly initiated its own independent investigation into these matters and placed PSG's chief executive officer, who has denied any wrongdoing, on administrative leave of absence with pay. During this leave of absence, PSG will be managed by its chief operating officer with full support from the Company's senior management. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. PSG does not believe that it has engaged in any wrongdoing in connection with these matters. However, since the government's investigation is still underway and is conducted largely in secret, PSG lacks sufficient information to determine with certainty its ultimate scope and whether the government authorities with assert claims resulting from this investigation that could implicate or reflect adversely upon PSG.

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


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                           (registrant)



Date   September 13, 1996                              /s/ Alain Brunais
       ------------------                              -----------------

                                                       Alain Brunais
                                                       Chief Financial Officer