Form 10-K
period 1996-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1997-01-29
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended October 31, 1996
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from            to           .

Commission file number:  033-17921

                       AIR & WATER TECHNOLOGIES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                                              13-3418759
         Delaware                                          (State or Other
(Other Jurisdiction of                                      I.R.S. Employer
Incorporation or Organization)                              I.R.S. Employer
                                                        Identification Number)
         P.O. Box 1500
    Somerville, New Jersey
(Address of Principal                                             08876
    Executive Offices)                                          (Zip Code)

                                     (908) 685-4600
                               (Registrant's Telephone
                                    Number, Including
                                       Area Code)



        Securities registered pursuant to Section 12(b) of the Act:


 Title of each class                               Name of each exchange
Class A Common Stock,                               on which registered
   $.001 par value                              American Stock Exchange, Inc.

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

     Yes           X            No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $105,796,078 on December 31, 1996.

The number of outstanding shares of the Registrant's Class A Common stock, par value $.001 per share, was 32,019,254 on December 31, 1996.

The Exhibit Index to this Annual Report on Form 10-K is located at Page
73 herein.


ITEM 1.  BUSINESS

               BACKGROUND

               Air and Water Technologies Corporation ("AWT" or the "Company"), through its subsidiaries, provides a comprehensive range of services and technologies directed principally at providing complete services for the operation, maintenance and management of water and wastewater treatment systems; engineering, design and construction of water and wastewater facilities; the remediation of hazardous waste; and services and technologies for controlling air pollution. AWT believes it provides a complement of products and services that satisfy the environmental and essential services needs of its targeted client base. AWT markets its products and services through three renowned trade names: Professional Services Group ("PSG") for the operation, maintenance and management of water and wastewater treatment systems; Metcalf & Eddy for water, wastewater-related and hazardous waste products and engineering services; and Research-Cottrell for air pollution control related products and services. PSG provides its clients with complete services for the operation, maintenance and management of treatment systems in various water and wastewater and sludge and biosolid waste management markets. Metcalf & Eddy provides engineering studies and design, project management, regulatory assistance, and site evaluation for clients with needs in the areas of water treatment and conservation, hazardous waste site remediation, solid waste management and wastewater treatment and disposal. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as pollution control equipment and emissions monitoring systems. AWT provides its full complement of products and services to predominantly four major customer sectors consisting of the electric generating industry; the solid waste incineration industry; governmental entities, including municipalities and state and federal agencies; and specific industrial categories, such as petroleum refining, pulp and paper, pharmaceutical, chemical, primary and secondary metals, food processing, printing and furniture manufacture.

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

               Research-Cottrell's air pollution control related technologies and services are directed principally at cost-effectively reducing air pollution, treating thermal discharges, dispersing airborne contaminants, continuously monitoring emissions and providing expertise in regulatory and engineering services for a wide range of industrial processing plants and power generation facilities in the United States and internationally. Research-Cottrell's services include identifying and analyzing air pollution control problems and recommending effective and cost-efficient control options; designing and engineering treatment facilities and equipment; procuring, fabricating, erecting, constructing, and installing air pollution control equipment; and providing overall project management. In addition, Research-Cottrell provides high quality replacement parts and expert maintenance and repair services for its own base of installed equipment as well as equipment provided by others on a routine outage and emergency response basis. Research-Cottrell's wide range of air pollution control technologies includes: electrostatic precipitators; fabric filters, dust collectors, and mechanical collectors; regenerative thermal oxidizers; VOC concentration systems; concrete chimneys and steel stacks; mechanical draft cooling towers; scrubbers; heat exchangers and fired heaters; and continuous emissions monitoring systems. These technologies are provided separately or can be combined into an integrated pollution control system.

OPERATION, MAINTENANCE AND MANAGEMENT OF TREATMENT SYSTEMS--PROFESSIONAL SERVICES GROUP

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

               Operation and Maintenance Services

               PSG provides its clients with complete services for the operation, maintenance and management of treatment systems in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment systems. PSG does not, however, own any treatment facilities except for a municipal sludge composting facility in Baltimore, Maryland and two wastewater treatment plants in Auburn, Alabama. PSG believes that it is the leader in providing operation, maintenance and management service for water and wastewater treatment systems, and sludge and biosolid waste management services, particularly in the area of large municipal waste treatment systems. PSG operates in 35 states, Canada and Puerto Rico and it provides services to 370 facilities at over 115 locations. PSG on a daily basis treats approximately 430 million gallons of water and 560 million gallons of wastewater. PSG's services reach over 7.5 million people per day.

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

               Composting

               PSG has experience in operating and maintaining composting facilities and effectively controlling and reducing offensive odors. Solid waste composting, along with recycling and source reduction, is utilized by local governments as a means of reducing landfills. In a composting facility, the non-decomposable waste is removed, and the organic waste is shredded and then efficiently broken down in the composting process, by naturally occurring micro-organisms, in which moisture content, aeration and temperature of the organic waste is controlled so as to accelerate the biological decomposition. Through further processing, composting produces a fine humus-like soil product which is sold or otherwise disposed of as a soil fertilizer or mulch. In Baltimore, Maryland, PSG currently operates one of the largest facilities that transforms municipal wastewater sludge into a usable compost product. Other examples include Schenectady, NY, Bristol, TN and Hickory, NC. PSG's management believes that composting is a viable market and has positioned PSG to increase its business in this market segment.

WATER AND WASTEWATER TREATMENT/HAZARDOUS WASTE REMEDIATION--METCALF & EDDY

               Metcalf & Eddy provides a comprehensive range of environmental treatment services to governmental, commercial and industrial clients directed principally at the protection of the integrity of our nation's water and land resources. Metcalf & Eddy's experience has been directed at managing, protecting and enhancing surface and groundwater supplies through the rational utilization and treatment of water supplies and through the effective management of all related waste disposal practices. Metcalf & Eddy provides a range of services from treatment process design to operation and ownership of facilities, as well as on-site and off-site remediation of environmental contamination. Metcalf & Eddy's services involve the collection, treatment and distribution of drinking water, the collection, treatment and disposal of wastewater and wastewater by-products such as sludge, the treatment and disposal of hazardous and toxic wastes, and the management of non-hazardous solid wastes. In addition to providing individual service components, Metcalf & Eddy offers its clients total project delivery, which includes design, installation, construction and operation of treatment facilities.

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

               Metcalf & Eddy has been awarded several contracts with the Department of Defense for investigation and remediation of site contamination problems at military installations under the Base Realignment and Closure
(BRAC) program, at active installations and formerly-used defense sites under the Defense Environmental Restoration Program, and at Superfund sites administered by the Army Corps of Engineers for the US Environmental Protection Agency ("EPA"). Turnkey design, construct and operate contracts are currently held with the Army Corps of Engineers for groundwater cleanup projects in New Jersey and Utah, respectively. Additional contracts are held for operation of groundwater treatment plants at several military installations. Contracts covering a wide range of hazardous, toxic, and radiological investigation and design services are or were recently held with the Army Corps of Engineers in New England, Savannah, Georgia, Louisville, Kentucky and Fort Worth, Texas, with the Army Environmental Center for Total Environmental Program Support nationwide, and with the Air Force Material Command at Wright Patterson and Kelly Air Force Bases. Metcalf & Eddy is performing nationwide contaminated soil and tank removal assignments under contract to the Air Force Center for Environmental Excellence at Brooks Air Force Base, nationwide remediation of petroleum oils and lubricants under subcontract with the Naval Energy and Environmental Support Activity at Port Hueneme, California, and has been selected for environmental compliance services by both the Naval Facilities Engineering Command's Southern and Western Divisions and by the Air Force Mobility Command for a major nationwide subcontract role. Metcalf & Eddy is also a contractor to the Department of Energy through subcontracts with the Department's Management and Operating contractors at the Savannah River Site, South Carolina, Rocky Flats, Colorado and Oak Ridge, Tennessee.

               In recent years, M&E has focused on the in-field remediation portion of the hazardous waste market. To meet client needs for expedited and cost-effective cleanup, Metcalf & Eddy has brought several new technologies to the marketplace, providing its clients with engineered solutions tailored to their site needs. Technologies introduced by M&E include HYDRO-SEP(SM) soil washing system, GEMEP(SM) mercury removal system, ORG-X(SM) solvent extraction technology, and NoVOCs(SM) in-well vapor stripping system. Metcalf & Eddy has taken an active role in the brownfields redevelopment market, partnering with The Galbreath Company, a nationwide real estate management and development firm. The M&E/Galbreath alliance is a result of the firms' collaboration at the Coit Road brownfields site in Cleveland, Ohio.

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

               In fiscal 1996, M&E was awarded a $60 million, five-year contract to provide remediation, pollution prevention, and BRAC services at McClellan Air Force Base in Sacramento, California.

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

               M&E has designed and is providing construction support services for the San Diego Municipal Biosolids Center (MBC). When completed, the MBC, which represents San Diego's largest-ever infrastructure program, will be one of the largest, most innovative sludge processing systems in the U.S.

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

               Design/Build and Design/Build/Operate Services

               To expedite project delivery and reduce overall program costs, Metcalf & Eddy offers design/build and, in conjunction with its sister company, PSG, design/build/operate service packages. The design/build market has grown tenfold in the last decade and, because of its many advantages, is expected to be the dominant project delivery method by the year 2000. Metcalf & Eddy was awarded several design/build and design/build/operate contracts in fiscal 1996, including a new wastewater treatment plant in Junction City, Kansas and a water treatment plant upgrade in Danbury, Connecticut.

               International Business

               Metcalf & Eddy has provided environmental and engineering services to clients in more than 80 nations, spanning all seven continents. Presently, M&E International is providing design, program and construction management services on several large projects in Egypt, Thailand, Latin American, and Eastern Europe. M&E also is providing institutional development and strengthening services to the Alexandria General Organization for Sanitary Drainage in Alexandria, Egypt. In fiscal 1996, M&E International was awarded contracts in Gaza, Bosnia, and Thailand.

AIR POLLUTION CONTROL - RESEARCH-COTTRELL

               Research-Cottrell's air pollution control-related technologies and services are directed principally at cost-effectively reducing air pollution, treating thermal discharges, dispersing airborne contaminants, continuously monitoring emissions, and providing expertise in regulatory and engineering services for industrial process plants and power generation facilities throughout the United States and internationally (including Canada, Mexico, Europe, the Middle East, and Asia). Research-Cottrell's services include identifying and analyzing air pollution control problems and recommending effective and cost-efficient control options; designing and engineering treatment facilities and equipment; procuring, fabricating, erecting, constructing, and installing air pollution control and related equipment; and providing overall project management. In addition, Research-Cottrell supplies high quality replacement parts and expert maintenance and repair services for its own base of installed equipment as well as competitor equipment on a routine outage and emergency response basis.

               Research-Cottrell markets its air pollution control technologies through some of the oldest and most respected names in the air pollution control industry: RESEARCH-COTTRELL air pollution control systems, including electrostatic precipitators, fabric filters, DOUBLE-LOOP flue gas desulfurization systems (FGD scrubbers), and R-C/TELLER dry emissions control systems; CUSTODIS concrete chimneys and steel stacks; CUSTODIS-ECODYNE cooling towers; FLEX-KLEEN fabric and cartridge dust collectors; KVB continuous emissions monitoring systems; and REECO RE-THERM[Registered] and UNITHERM[Registered] regenerative thermal oxidizers, FluiSorb(TM) adsorber/desorber concentrator systems, and Rotary Bed Protectors for particulate control. Research-Cottrell is licensed to market a number of technologies to its industrial process and utility clients, including the Alcoa A-398 fluoride recovery process; NOxOUT[Registered], Thermal DeNOx[Registered], and SONOX[Registered], products used to reduce NO(x) and SO(2) emissions from boiler exhaust systems; KVB/MIP Laser Opacity Monitor; EPRICON, a flue gas conditioning system used to improve particulate collection efficiency of electrostatic precipitators; and COHPAC (Compact Hybrid Particulate Collector), a retrofit technology used to increase collection efficiency from utility and industrial exhaust streams by adding a fabric filter downstream of an energized electrostatic precipitator ("ESP") or within an existing ESP casing.

               Research-Cottrell estimates that it has installed or constructed over 5,200 electrostatic precipitators, over 100,000 Flex-Kleen dust collectors, 10 flue gas desulfurization (FGD) scrubber systems, over 10,000 Custodis concrete and brick chimneys and steel stacks, over 240 REECO RE-THERM regenerative thermal oxidizers, over 7,000 Custodis-Ecodyne cooling towers, over 1,150 KVB continuous emissions monitoring systems, and over 1,750 Thermal Transfer Corp. recuperators and fired heaters. Research-Cottrell believes its installed base of chimneys, electrostatic precipitators, cooling towers, RTOs, fabric filter/baghouse systems, and continuous emissions monitoring systems provides a ready market for its aftermarket parts, maintenance, and repair services.

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

               Research-Cottrell offers a wide range of fabric filter systems to control and recover particulate in a variety of power generation and industrial process applications. Research-Cottrell and Flex-Kleen are primary suppliers of fabric filter systems, mechanical collectors, and similarly engineered products and systems for the recovery of valuable product material and the removal of particulate for power generation, chemical and pharmaceutical manufacturing, food processing, and consumer products companies. Research-Cottrell believes it is the market leader in both the number and diversity of fabric filters installed for industrial applications. Research-Cottrell's COHPAC and EPRICON retrofit technologies allow utility and industrial clients to increase particulate control efficiencies for existing equipment.

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

               In 1990, Research-Cottrell acquired substantially all of the assets of Regenerative Environmental Equipment Co, Inc. ("REECO"). REECO is primarily engaged in the design, manufacture, and installation of its RE-THERM[Registered] regenerative thermal oxidizer systems, which serve as industrial air pollution control and energy recovery systems. REECO also offers an adsorber/desorber concentrator system marketed under the name FluiSorb(TM).

               REECO is a market leader in technologies for controlling emissions of volatile organic compounds (VOCs). VOCs contribute to smog formation and comprise about half of the 189 compounds listed as hazardous in the Clean Air Act amendments of 1990. Control of VOCs and air toxics is a major objective of the amended Clean Air Act.

               REECO introduced a newly designed RE-THERM product (the VF3), and has taken a leadership position in the wood products market. REECO's development and successful introduction of a new product--the Rotary Bed Protector (RBP), a particulate control device used upstream of VOC control equipment in particulate-laden exhaust streams--played a major role in its ability to compete favorably in the wood products market.

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

               Chimneys and Stacks. Tall industrial chimneys and stacks properly disperse air emissions from power generation and industrial process plants. Research-Cottrell's Custodis subsidiary designs and constructs turnkey industrial chimneys and steel stacks to disperse such gases. Custodis has installed over 10,000 chimneys and stacks worldwide, of which many are still in use in a variety of power generating, co-generation, pulp & paper, petroleum, and other industrial applications. Research-Cottrell believes it has the largest installed base of chimneys in the United States. A recognized leader in the design, engineering, and erection of new concrete chimneys and steel stacks, Custodis is also the major provider of repair, maintenance, upgrade, and demolition services for its own chimneys as well as those designed and erected by competitors. Custodis also provides construction services for repair and installation of uptake equipment in support of its customers and sister companies. The company provides its maintenance and repair services through strategically located regional offices throughout North America.

               Monitoring Technologies. Research-Cottrell's KVB subsidiary designs, engineers, installs, and services continuous emissions monitoring systems for utility and industrial process clients, including resource recovery facilities, petrochemical plants, and cogeneration facilities. KVB has furnished over 1,150 monitoring systems to measure air emissions.

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

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

               Financial information concerning the Company's operations by industry segment and the Company's foreign and domestic operations is set forth in Note 13 to the Company's Consolidated Financial Statements captioned "Business Segments." See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MARKETS AND CUSTOMERS

               AWT markets its services and technologies to governmental and industrial customers throughout the United States, the Caribbean, Canada and the Pacific Rim. AWT also services customers in Europe, the Middle East, Central and South America and the Far East. A majority of AWT's sales are technical in nature and involve senior technical and management professionals, supported by AWT's marketing groups. AWT uses a coordinated system of in-house sales representatives and marketing managers, organized primarily by business segments and markets served. In fiscal 1996, sales to governmental customers approximated 97%, 81% and 1% of AWT's PSG, Metcalf & Eddy and Research-Cottrell segment sales, respectively.

               Contracts with federal, state, municipal and other governmental agencies generally may be terminated at any time at the option of the customer. In fiscal 1996, sales associated with PSG's contract with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") accounted for 15% of AWT's sales for such period and sales to the Federal government approximated 11% of the Company's consolidated sales for such period. AWT benefits substantially from its long-term relationships with many of its clients which result in a significant amount of repeat business.

               AWT has experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers, the loss of any of which would not have a material adverse effect on the Company.

BACKLOG

               As of October 31, 1996, total backlog for AWT was approximately $1.1 billion as compared to approximately $1.2 billion as of October 31, 1995. AWT estimates that approximately $400 million of the backlog represents work which will be completed in the next 12 months. The total backlog at October 31, 1996 represents work for which AWT has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount and includes approximately $375 million from PSG's contract with PRASA. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders. Most of AWT's long-term contracts contain escalation provisions designed to protect AWT against increases in material and unit labor costs. AWT's total backlog as of October 31, 1996 and 1995 includes approximately 87% and 89%, respectively, of work to be performed for federal, state and municipal governmental agencies.

COMPETITION

               AWT faces substantial competition in each market in which it operates. AWT competes primarily on its engineering, scientific and technological expertise. To the extent that non-proprietary or conventional technologies are used, AWT also relies upon its experience and trade names as a basis for competition. Such trade names include: "Professional Services Group" and "Metcalf & Eddy" in the water and wastewater treatment and sludge management markets and "Metcalf & Eddy" in the hazardous waste remediation market;"Research-Cottrell" and "Flex-Kleen" in the air pollution control equipment market; "Custodis" and "Ecodyne" in the chimney and cooling tower markets, respectively; "KVB/Analect" in the market for continuous emission monitors and "REECO" in the market for controlling emissions of volatile organic compounds. Many companies, some of which have greater resources than AWT, participate in AWT's markets and no assurance can be given that such other companies will not enter its markets.

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

               The Clean Air Act (CAA), and the federal and state regulations that implement it, play an important role in the size and timing of the investments industrial process and power generation facilities make in the Company's air pollution control technologies. In 1990, Congress substantially amended the CAA, incorporating control standards that would affect thousands of industrial sources that were little touched by the original 1970 CAA. The four primary titles of the amended CAA are:

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

               Title V provides the vehicle for the EPA--or the States to which the EPA has delegated the authority--to stipulate enforceable permit conditions under which each affected source must conduct its operations. These operating permits generally establish facility-wide emission limits for affected sources and extensive record-keeping and reporting requirements. As new federally-mandated control requirements are promulgated, these operating permits must be periodically revised to incorporate the new regulations.

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

               The Safe Drinking Water Act of 1974 directs the EPA to set drinking water standards for the estimated 57,561 community water supply systems in the United States. In 1996, Congress reauthorized the act through the Safe Drinking Water Act Amendments of 1996. These amendments will bring substantial changes to the regulation and financing of water systems. The changes focus on four elements:

          bullet regulatory improvements, including standards based on better science, risk assessment, and prioritization of efforts;

          bullet new, stronger programs to prevent contamination of drinking water sources;

          bullet expanded information for water system consumers, including specific "right-to-know" provisions; and

          bullet new funding for states and community water systems through a drinking water state revolving fund program.

               The new regulatory framework provides a more manageable program for community water systems to monitor and treat drinking water supplies than the previous law. Communities therefore will not be as delayed by uncertainty and will be able to design and install the technologies and systems needed to achieve regulatory compliance.

               The amendments maintain the current process and set a schedule for implementation of two far-reaching proposals the EPA made in 1994. The first proposal, the disinfectants and disinfection byproducts rule (D/DBP), establishes disinfectant level goals for chlorination and maximum contaminant level goals for potentially harmful disinfection byproducts, notably trihalomethanes. The second proposal, the enhanced surface water treatment rule (ESWTR), focuses on treatment requirements for waterborne disease-causing organisms (pathogens). Final adoption of these rules under the new schedule will affect the majority of AWT's municipal clients, who will need to study, design, build, and operate more sophisticated facilities.

               Congress established for the first time a major federal financial assistance program for community water systems, the drinking water state revolving fund program. The amendments authorize nearly $9.6 billion through 2003 to be allotted based on need to states to create low interest loan funds for installing and upgrading drinking water treatment facilities. Many of AWT's municipal water clients will be in a position to use these funds for needed capital improvements.

               The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") established a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law set treatment standards for industries and wastewater treatment plants and provided federal grants to assist municipalities in complying with the new standards. According to the EPA's survey of wastewater and sewage treatment needs, as much as $137 billion will be needed for construction and upgrade of wastewater treatment facilities by the year 2012. The EPA and/or delegated state agencies are placing some of these non-complying communities under enforcement schedules. In cases of non-compliance, the EPA may petition for court-ordered compliance and penalties. In 1987, the law was amended to phase out federal grants by 1991 and replace them with state revolving funds, with a commitment to provide federal money through 1994. It is presently expected that federal funding will continue to be appropriated for state revolving funds.

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

               The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") established the Superfund program to clean up hazardous waste sites and provides for penalties for noncompliance. Superfund has been interpreted to impose strict, joint and several liability on owners and operators of facilities, transporters, and persons who arrange for the disposal or treatment of hazardous substances for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Where potentially responsible parties cannot be identified, are without resources or are unresponsive, federal funds may be used. In addition, the Superfund Amendments and Reauthorization Act of 1986 established more stringent cleanup standards and accelerated mandatory schedules to ensure rapid and permanent solutions in cleaning up sites. Superfund was slated for reauthorization , and possible substantial revision, in 1994, 1995 and again in 1996. It will be reconsidered in 1997, although it is unclear whether reauthorization will occur due to the very controversial issues surrounding retroactive liability and natural resource damage evaluation.

               Brownfields Initiative. The exodus of U.S. industry from our inner-city or other industrial locations during the past thirty years has left behind thousands of former manufacturing and commercial sites, many of which have been abandoned because of contamination and associated liability to owners and/or operators. These sites, known as "brownfields", number more than 500,000 nationwide.

               In 1995, the Clinton Administration introduced the Brownfields Initiative, which was designed to encourage inner-city economic development and property reuse by resolving the cleanup and liability issues associated with contaminated industrial properties. To date, the EPA and state agencies in 35 states have initiated targeted efforts under this Initiative. These efforts have included funding for pilot programs, legislation geared at limiting owner and lender liability, and relaxed cleanup standards that balance potential environmental and public health risk with future site use. Brownfields continue to be a high priority for the Administration and this initiative is being expanded in scope and funding. AWT is well-positioned to serve the market, which includes current property owners and potential buyers, through its management and cleanup capabilities and its long-term relationships with both governmental and industrial clients.

               In addition to federal environmental regulations, most states and many local authorities have enacted laws regulating activities affecting the environment. Many of these state and local laws have imposed similar stricter standards and regulations than their federal counterparts, and as a result are also an important market driver for AWT's products and services.

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

               AWT and its subsidiaries obtain bid and performance bonds pursuant to a Master Surety Agreement with United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Underwriters, Inc., Fidelity and Guaranty Insurance Company and USF&G Insurance Company of Mississippi (collectively, "USF&G"). AWT also has outstanding bid and performance bonds pursuant to agreements with Reliance Insurance Company, United Pacific Insurance Company and Planet Insurance Company of Federal Way, Washington, although no bonds have been obtained under this agreement since June 27, 1995, and AWT anticipates that all of its foreseeable future bonding requirements will be provided by USF&G. In addition, AWT's credit facility (see Note 7 to the Company's Consolidated Financial Statements captioned "Financing Arrangements") with the First National Bank of Chicago and Societe Generale, New York Branch, as arranging agents, provides for issuance of letters of credit for purposes which include direct or indirect fulfillment of bid and performance bond requirements by AWT and its subsidiaries. AWT has never forfeited a bid or a performance bond and no project sponsor has ever called and drawn upon a bond issued in support of AWT's contract obligations.

INSURANCE

               AWT currently maintains various types of insurance, including workers' compensation, general and professional liability and property coverages. AWT believes that it presently maintains adequate insurance coverages for all of its present operational activities. It has been both an AWT policy and a requirement of many of its clients that AWT maintain certain types and limits of insurance coverage for the services and products it offers, provided that such types and limits can be obtained on commercially reasonable terms. In addition to existing coverages, AWT has been successful in obtaining commercially reasonable coverage for certain pollution risks, though coverage has been on a claims made rather than occurrence basis due to the professional nature of some of AWT's exposures. Claims made policies provide coverage to AWT only for claims reported during the policy period. AWT's general liability and other insurance policies have historically contained absolute pollution exclusions, brought about in large measure because of the insurance industry's adverse claims experience with environmental exposures. Accordingly, there can be no assurance that environmental exposures that may be incurred by AWT and its subsidiaries will continue to be covered by insurance, or that the limits currently provided or that may be obtained in the future will be sufficient to cover such exposures. A successful claim or claims in an amount in excess of AWT's insurance coverage or for which there is no coverage could have a material adverse effect on AWT.


EMPLOYEES

               At October 31, 1996, AWT had approximately 3,200 full-time employees, of which approximately 1,500 are employed in Professional Services Group, 1,100 are employed in Metcalf & Eddy and 600 are employed in Research-Cottrell.




               ITEM 2. PROPERTIES

               AWT believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs. The principal physical properties of AWT are as follows:

                                                     Approximate            Approximate
                                                    Square Footage        Square Footage         Lease
   Location                   Function                  Owned                 Leased           Expiration
----------------       ------------------------     --------------        --------------       ----------

Branchburg, NJ          Corporate Office/Metcalf &     89,466                   --               --
                        Eddy Office and Research-    on 46 acres
                        Cottrell Office
Wakefield, MA           Metcalf & Eddy Office              --                139,687              2005
Palo Alto, CA           Metcalf & Eddy Office              --                 17,672              2005
Miramar, FL             Metcalf & Eddy Office              --                 13,936              2005
Itasca, IL              Metcalf & Eddy/Research            --                 57,056              1997
                        Cottrell Office
Houston, TX             Metcalf & Eddy Office              --                 22,706              2003
Honolulu, HI            PSG Corporate Office               --                 15,833              2000
Santa Barbara, CA       Metcalf & Eddy Office              --                  4,328              1997
New York,NY             Metcalf & Eddy Office              --                 10,413              2004
Columbus,OH             Metcalf & Eddy Office              --                 22,515              2004
Irvine,CA               KVB Office & Manufacturing         --                 80,561              1999
Atlanta,GA              Metcalf & Eddy Office              --                 11,051              2004
San Diego,CA            Metcalf & Eddy Office              --                 12,978              2002



               In addition, AWT leases or owns space at approximately 58 other domestic locations and nine locations in Canada, Europe and the Middle East. AWT has no current plans or requirements for additional space. Also, AWT operates and provides services from approximately 100 treatment facilities, two of which it owns. Since June 14, 1994, AWT has been reducing its real estate holdings and associated costs through a program of selling surplus owned real estate, subleasing surplus rented space and renegotiation of all of its principal leases.


               ITEM 3. LEGAL PROCEEDINGS

               In connection with a broad investigation by the U.S. Department of Justice into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system. PSG has cooperated and continues to cooperate with the Justice Department which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's chief executive officer, Michael M. Stump, on administrative leave of absence with pay. Mr. Stump, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the Department of Justice and continues to cooperate fully with its investigation.

               No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




               Not Applicable.





                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               AWT's Class A Common stock began trading publicly on August 10, 1989 at an initial public offering price of $17.00 per share and is traded on the American Stock Exchange under the symbol AWT. On December 31, 1996, there were 586 holders of record of AWT's Class A Common Stock.

               The following table sets forth, for the fiscal periods shown, the high and low sales price for AWT's Class A Common Stock as reported on the American Stock Exchange.

                                High                Low
                               ------              -------
Fiscal 1995
    First Quarter              $6.875              $5.875
    Second Quarter             $5.625              $4.3125
    Third Quarter              $6.625              $4.125
    Fourth Quarter             $6.375              $5.00

Fiscal 1996
    First Quarter              $8.125              $4.00
    Second Quarter             $7.00               $5.25
    Third Quarter              $6.75               $4.969
    Fourth Quarter             $9.50               $5.50


               On December 31, 1996, the closing price per share on the American Stock Exchange for AWT's Class A Common Stock was $5.75.

               AWT did not declare any cash dividends on its Class A Common stock during fiscal 1995 and fiscal 1996. Pursuant to the credit facility with The First National Bank of Chicago and Societe Generale, New York Branch, as arranging agents, AWT is prohibited from declaring or paying cash dividends on its Class A Common stock or other restricted payments, as defined (See Note 7 to the Company's Consolidated Financial Statements captioned "Financing Arrangements"). AWT currently intends to retain its earnings to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common stock in the foreseeable future.



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



AIR & WATER TECHNOLOGIES CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share data)

                                                                          Fiscal Years Ended October 31,
                                                       --------------------------------------------------------------------
                                                       1996            1995            1994            1993            1992
                                                       ----            ----            ----            ----            ----

Income Statement Data:
Sales                                              $   701,099     $   618,868     $   522,573     $   575,949     $   609,404
Cost of sales                                          567,758         480,555         437,997         444,879         486,249
Selling, general and administrative expenses            95,592         103,125         104,178          87,529          93,908
Depreciation and amortization                           20,015          18,348          17,702          13,374          15,469
Unusual charges                                             --              --         145,200              --           7,000
                                                   -----------     -----------     -----------     -----------     -----------
Operating income (loss) from continuing
 operations                                             17,734          16,840        (182,504)         30,167           6,778
Interest income                                          1,049           1,201           1,283             797           1,276
Interest expense                                       (22,808)        (24,379)        (24,386)        (23,706)        (21,361)
Other expense, net                                      (1,661)           (434)         (4,580)         (2,386)         (1,370)
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) from continuing operations
 before income taxes, minority interest and
 extraordinary item                                     (5,686)         (6,772)       (210,187)          4,872         (14,677)
 Income taxes                                             (418)          1,115             998              68             817
 Minority interest                                          --              98            (194)             21             265
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) from continuing operations
 before extraordinary item                              (5,268)         (7,985)       (210,991)          4,783         (15,759)
 Discontinued operations                                    --              --         (42,787)        (10,338)          5,723
 Extraordinary item                                         --              --          (8,000)             --              --
                                                   -----------     -----------     -----------     -----------     -----------
 Net loss                                              (5,268)         (7,985)       (261,778)         (5,555)        (10,036)
                                                   ===========     ===========     ===========     ===========      ===========
Earnings (loss) per common share (After
 Preferred Stock Dividend)
 Continuing operations before extraordinary
   item                                                 (0.27)          (0.35)          (7.68)            0.20          (0.63)
 Discontinued operations                                    --              --          (1.55)           (0.42)          0.23
 Extraordinary item                                         --              --          (0.29)              --              --
                                                   -----------     -----------     -----------     -----------     -----------
 Loss per common share                             $    (0.27)     $    (0.35)     $    (9.52)     $     (0.22)     $    (0.40)
                                                   ===========     ===========     ===========     ===========      ===========
Weighted average shares outstanding                     32,018          32,018          27,632          24,815          24,812
                                                   ===========     ===========     ===========     ===========      ===========



                                                                October 31,
                                      --------------------------------------------------------------
                                      1996          1995           1994           1993          1992
                                      ----          ----           ----           ----          ----

Balance Sheet Data:
Working capital (deficit)              $7,556      $(12,568)      $(51,206)      $101,371      $113,338
Total assets                          538,270       547,917        602,938        594,028       601,752
Goodwill                              265,860       276,549        283,638        235,329       240,617
Total long-term debt                  306,542       289,120        245,984        221,463       221,048
Stockholders' equity                   54,241        63,089         74,381        210,314       216,447


See Notes 3, 4 and 5 of the Notes to Consolidated Financial Statements of the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

               AWT was organized by an investment group including Odyssey Partners, L.P., Allen & Company Incorporated ("Allen & Company") and affiliates of First Chicago Corporation to make a cash tender offer to purchase all of the outstanding shares of capital stock of Research-Cottrell, Inc. and its various subsidiaries, including Metcalf & Eddy, Inc. The Research-Cottrell acquisition was completed on July 13, 1987 ("the Acquisition"). As a result of the Acquisition, AWT incurred approximately $250,000,000 in debt and recorded approximately $200,000,000 in goodwill. AWT's results of operations since the Acquisition have been adversely affected by the interest expense related to the Acquisition debt, which was refinanced in 1990, and the amortization of goodwill. See Financial Condition and the notes to the accompanying AWT Consolidated Financial Statements.

RESULTS OF OPERATIONS

               AWT operates principally in three segments: Professional Services Group focused on the operation of water and wastewater treatment facilities; Metcalf & Eddy focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation; and Research-Cottrell focused on designing, supplying and servicing air pollution treatment and control equipment. The "other" segment primarily represents the Company's activities related to a hazardous waste transfer station which was sold on October 27, 1995.

DEMAND FOR THE COMPANY'S SERVICES AND TECHNOLOGIES

               Demand for the Company's services and technologies arises principally from four sources:

        - need for governmental agencies to reduce costs through productivity improvements and improve the quality of services;

        - upgrade of existing facilities and the need for new capacity at electric generating facilities, water and wastewater treatment facilities and various industrial pollution sources, such as waste incineration and industrial process plants, which must comply with existing environmental legislation and regulations;

        - regulations mandating new or increased levels of air and water pollution control, water supply and solid waste management as well as remediation of contaminated sites; and

        - need for maintenance, repair, rebuilding and upgrading of existing pollution control equipment and facilities.

               Summarized below is certain financial information relating to the business segments of the Company.

                                                                  Fiscal Years Ended October 31,
                                                                          (in thousands)
Sales:                                                          1996             1995             1994
                                                                ----             ----             ----
 Professional Services Group                                  $270,640         $179,713          $83,678
 Metcalf & Eddy                                                215,358          216,852          219,106
 Research-Cottrell                                             219,008          220,207          213,172
 Other and eliminations                                         (3,907)           2,096            6,617
                                                              --------         --------         --------
                                                              $701,099         $618,868         $522,573
                                                              --------         --------         --------
Cost of Sales:
 Professional Services Group                                  $242,225         $151,893          $72,318
 Metcalf & Eddy                                                155,806          158,068          167,510
 Research-Cottrell                                             173,634          171,059          194,211
 Other and eliminations                                         (3,907)            (465)           3,958
                                                              --------         --------         --------
                                                              $567,758         $480,555         $437,997
                                                              --------         --------         --------
Selling, General and Administrative Expenses:
 Professional Services Group                                  $ 13,657          $12,542        $   7,934
 Metcalf & Eddy                                                 39,939           42,057           43,663
 Research-Cottrell                                              33,996           37,148           40,084
 Other                                                              --            2,524            2,938
 Corporate (unallocated)                                         8,000            8,854            9,559
                                                              --------         --------        ---------
                                                              $ 95,592         $103,125        $  104,178
                                                              --------         --------        ----------
Depreciation and Amortization:
 Professional Services Group                                  $  7,335         $  5,679        $   2,061
 Metcalf & Eddy                                                  6,223            5,691            5,780
 Research-Cottrell                                               6,032            6,069            7,733
 Other                                                              --              307              526
 Corporate (unallocated)                                           425              602            1,602
                                                              --------         --------        ---------
                                                              $ 20,015         $ 18,348        $  17,702
                                                              --------         --------        ---------
Unusual Charges:
 Professional Services Group                                  $     --         $     --        $   5,300
 Metcalf & Eddy                                                     --               --           38,700
 Research-Cottrell                                                  --               --           81,800
 Other                                                              --               --            4,200
 Corporate (unallocated)                                            --               --           15,200
                                                              --------         --------        ---------
                                                              $     --         $     --        $ 145,200
                                                              --------         --------        ---------
Operating Income (Loss):
 Professional Services Group                                  $  7,423         $  9,599        $  (3,935)
 Metcalf & Eddy                                                 13,390           11,036          (36,547)
 Research-Cottrell                                               5,346            5,931         (110,656)
 Other                                                              --             (270)          (5,005)
 Corporate (unallocated)                                        (8,425)          (9,456)         (26,361)
                                                              --------         --------        ---------
                                                              $ 17,734         $ 16,840        $(182,504)
                                                              ========         ========        =========

               DEPENDENCE ON KEY PROJECTS/GOVERNMENT CONTRACTS

               In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

               Approximately 62% of the Company's 1996 gross revenues were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

FISCAL YEAR ENDED OCTOBER 31, 1996 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1995

Overview

               As discussed in more detail with the comparison of each segment's results, the Company's net loss decreased from $8.0 million during the year ended October 31, 1995 to $5.3 million during the year ended October 31, 1996. The results for the year reflect decreases in operating margins (primarily in PSG and Research-Cottrell) due to the highly competitive marketplace and increases in selling and marketing expenses (primarily PSG) which have been partially offset by overhead reductions within Metcalf & Eddy, Research-Cottrell and Corporate. Sales increased from $618.9 million to $701.1 million primarily due to increased service revenues associated with PSG's contract with PRASA. At October 31, 1996, the Company's backlog was approximately $1.1 billion and consisted of PSG (75%), Metcalf & Eddy (19%) and Research-Cottrell (6%).

               Comparable operating results in the next fiscal year are contingent upon the level and timing of additional contracts in each segment, the achievement of the expected sales level increases, cost control, the execution of expected new projects and those projects in the backlog within the most recent cost estimates as well as the favorable resolution of claims arising in the ordinary course of business.

Professional Services Group

               Operating income was $7.4 million for the year ended October 31, 1996 and reflects a $2.2 million decrease from the comparable prior period due to additional selling, general and administrative expenses as well as depreciation and amortization related to growth initiatives which were partially off-set by higher gross margins. The increase in PSG's sales is a result of the PRASA contract which began September 1, 1995 and has not had a proportional impact on operating income. Although negotiations are progressing slower than previously expected, PSG continues to pursue new business opportunities and currently has several proposals pending or under negotiation which if obtained, would significantly increase future sales.

Metcalf & Eddy

               Although sales have remained comparable to the prior year, Metcalf & Eddy's operating income increased by $2.4 million during the year ended October 31, 1996. The higher operating income was attributable primarily to personnel, facilities and insurance cost reductions which resulted in a decrease in selling, general and administrative expenses of $2.1 million. In addition, estimated favorable pricing adjustments partially offset the impact of unfavorable sales mix to more design-build and construction type projects.

Research-Cottrell

               Operating income decreased by $.6 million during the year ended October 31, 1996 from the comparable prior period. The changes in operating income reflects the decreases in margin rates in most business units caused by price pressures from highly competitive markets, unfavorable product line mix and project execution. Partially off-setting the reduced margins are lower selling, general and administrative expenses of $3.2 million during the year ended October 31, 1996 (primarily at its APCD and KVB operations). International sales volume has continued to increase by $10.7 million due to improved market penetration during the aforementioned period, however the higher sales related to international activities were more than off-set by lower sales volume in KVB of $11.0 million during the year ended October 31, 1996. KVB's lower volume, compared with the prior period, is due to the fulfillment of orders for equipment required by utility customers to comply with the Clean Air Act Amendments of 1990.

Corporate and Other

               The corporate (unallocated) selling, general and administrative expenses decreased by $.9 million during the year ended October 31, 1996 due to cost reduction efforts, including personnel related costs and professional fees. The results for the year compared to the prior year were also favorably impacted by slightly lower financing costs and the favorable resolution of several pending tax issues.

FISCAL YEAR ENDED OCTOBER 31, 1995 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1994

               Overview

               As discussed in more detail with the comparison of each segment's results, the net loss was reduced by $253.8 million to $8.0 million during the year ended October 31, 1995. Excluding the $196.0 million impact of unusual charges, losses from discontinued operations and the extraordinary loss, the $57.8 million improvement of results reflects primarily a $54.1 million increase in operating income. This was achieved through better project execution resulting in higher gross margins on stable sales levels within the Metcalf & Eddy and Research-Cottrell segments. In addition, the June 1994 acquisition of PSG, CGE's water/wastewater management subsidiary, and new contract awards resulted in a $96.0 million sales increase generating higher operating income in the PSG segment. Various cost reduction efforts also improved results which are reflected in a $1.0 million reduction in selling, general and administrative expenses despite the effects of the PSG acquisition and providing for improved employee fringe benefits including retirement and incentive plans. Backlog levels also increased to over $1.2 billion due to the $450 million five-year contract with PRASA to operate, maintain and manage Puerto Rico's water and wastewater treatment facilities.

Professional Services Group

               Excluding the impact of the $5.3 million prior period unusual charges and the $1.5 million proforma operating income impact assuming the June 1994 PSG acquisition occurred on November 1, 1993, operating income increased during the year ended October 31, 1995 by $6.7 million. The increase in operating income during the year was primarily due to new business development which resulted in additional service contracts and cost reductions attained in connection with the consolidation of the Metcalf & Eddy Services and Professional Services Group operations.

               Sales increased by $96.0 million during the year ended October 31, 1995. The increase during the year is attributable to the proforma sales impact of the PSG acquisition ($55.6 million) and new business development which resulted in additional service contract revenues ($40.4 million), including revenues of $15.7 million related to the new PRASA contract.

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

Metcalf & Eddy

               Excluding the impact of the $38.7 million prior period unusual charges, operating income increased by $8.9 million during the year ended October 31, 1995. The improved performance resulted from higher margin sales related to work executed directly by Metcalf & Eddy excluding its sub-contractors and other favorable mix impacts as well as improved execution on several projects as a result of obtaining contractual amendments and lower than previously anticipated direct project costs. Selling, general and administrative expenses decreased by $1.6 million primarily due to various cost reductions including facility, insurance and administrative overhead related costs partially off-set by increased bid and proposal and other related selling costs as well as higher employee fringe benefits.

               Sales decreased by $2.3 million during the year ended October 31, 1995 primarily due to changes in pass-through sales volume, including its Peace Shield project, representing direct project costs passed through to the client. The higher margin sales related to work executed directly by Metcalf & Eddy excluding its sub-contractors increased by $9.1 million during the year.

Research-Cottrell

               Excluding the impact of the $81.8 million prior period unusual charges, operating income increased by $34.8 million during the year ended October 31, 1995. The increase resulted from higher gross margins of $30.2 million primarily due to better execution resulting in the avoidance of additional costs required in the prior year to complete particulate and acid gas control systems, chimneys and emissions monitoring systems ($21.5 million) as well as higher gross margins within the international and cooling tower operations primarily due to higher sales volumes and to a lesser extent improved execution ($7.5 million). Also impacting the favorable results were lower selling, general and administrative expenses ($2.9 million) due to cost reductions in substantially all product lines primarily within the particulate and acid gas control equipment, emissions monitoring systems and cooling tower product lines which were partially off-set with higher international selling activities.

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

Corporate and Other

               The corporate (unallocated) selling, general and administrative expenses and depreciation and amortization decreased by $1.7 million during the year ended October 31, 1995 due to cost reduction efforts, including reductions in unallocated promotional and facility related costs. The Company sold its hazardous waste transfer station operations during October 1995 and as a result a $1.4 million gain was recognized and included in other expense, net.

               Additional charges reflected in the prior year include unusual charges of $19.4 million, losses from the discontinued asbestos abatement operations ($38.2 million) and PAMCO operations ($4.6 million) and an $8.0 million extraordinary loss on the early retirement of the 11.18% Senior Notes with the Prudential Insurance Company of America.

Financial Condition

               Cash provided by operations for the year ended October 31, 1996 amounted to $.9 million and was unfavorably impacted by the cash outlays of $13.1 million for the previously established unusual charge reserves. The Company also utilized $18.1 million of cash for capital expenditures, investments in environmental treatment facilities and other investment activities including start up costs during the period. These cash requirements were funded principally through borrowings under the Company's credit facilities discussed below and proceeds from the prior year sale of its hazardous waste transfer station operations and one of its emissions
monitoring operations.   As a result of the above, net financial debt (debt
less cash) increased by $16.0 million  during the year ended October 31, 1996.

               During August, 1996 the Company entered into a seven year $60 million unsecured revolving credit facility with Anjou International Company ("Anjou Credit Facility"), an affiliated company. The borrowings under the facility bear interest at LIBOR plus .6%. In conjunction with this new financing the Company reduced its more expensive $130 million Senior Secured Credit Facility ("Bank Credit Facility") to $50 million. As of October 31, 1996, the Company's outstanding borrowings under the Anjou Credit Facility totaled $60 million.

               The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (5.4% at October 31, 1996), as defined, plus .725% or at a defined bank rate approximating prime (8.25% at October 31, 1996). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations and contains certain financial and other restrictive covenants , including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to designate its proportionate share of the Company's Board of Directors as well as the Chief Executive Officer and Chief Financial Officer. The Company compensates CGE for its support in an amount equal to .95% per annum of the outstanding commitment of its credit facilities ($1.2 million and $.8 million for the years ended October 31, 1996 and 1995). Under the Bank Credit Facility at October 31, 1996, the Company had no outstanding borrowings (capacity of $22.2 million) and outstanding letters of credit of $27.8 million.

               The businesses of the Company have not historically required significant ongoing capital expenditures. For the year ended October 31, 1996, 1995 and 1994 total capital expenditures were $7.5 million, $7.9 million and $5.5 million, respectively. At October 31, 1996, the Company had no material outstanding purchase commitments for capital expenditures. The company has obtained waivers relating to violations of certain financial covenants under the Bank Credit Facility and other contractual agreements (see Note 8). As of January 28, 1997, the Company has borrowed an additional $16 million during fiscal 1997 under its credit facilities. Management believes that it will be able to manage its near-term cash requirements through its remaining Bank Credit Facility capacity ($10 million), current cash balances and working capital reductions.

Statement Regarding Forward Looking Disclosures

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

        - the execution of the expected new projects and those projects in backlog within the most recent cost estimates and

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                INDEX TO FINANCIAL STATEMENTS

Air & Water Technologies Corporation:                                                                       Page
-------------------------------------                                                                       ----

Independent Auditor's Report...............................................................................  28
Reports of Independent Public Accountants..................................................................  29
Consolidated Balance Sheets as of October 31, 1996 and 1995................................................  30
Consolidated Statements of Operations for the Years Ended October 31, 1996, 1995 and 1994..................  31
Consolidated Statements of Stockholders' Equity for the Years Ended October 31, 1996, 1995
 and 1994..................................................................................................  32
Consolidated Statements of Cash Flows for the Years Ended October 31, 1996, 1995 and 1994..................  33
Notes to Consolidated Financial Statements.................................................................  35




                       INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Air & Water Technologies
Corporation:

We have audited the accompanying consolidated balance sheet of Air & Water Technologies Corporation and its Subsidiaries as of October 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air & Water Technologies Corporation and its Subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            McGladrey & Pullen, LLP

New York, New York
January 8, 1997, except for the first paragraph of Note 8
   as to which the date is January 24, 1997


                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

               To Air & Water Technologies Corporation:

               We have audited the accompanying consolidated balance sheet of Air & Water Technologies Corporation (a Delaware corporation) and subsidiaries as of October 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air & Water Technologies Corporation and subsidiaries as of October 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.





                                           Arthur Andersen LLP

Roseland, New Jersey
December 8, 1995

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 1996 and 1995
(in thousands, except share data)

ASSETS                                                                                       1996           1995
------                                                                                       ----           ----
Current Assets:
   Cash and cash equivalents, including restricted cash of $849 and $1,664
     in 1996 and 1995, respectively...................................................      $ 12,667       $ 11,168
   Accounts receivable, less allowance for doubtful accounts of $5,000 and
     $8,300 in 1996 and 1995, respectively............................................       100,933        102,360
   Costs and estimated earnings in excess of billings on uncompleted contracts........        48,097         44,730
   Inventories........................................................................        11,319         13,047
   Prepaid expenses and other current assets..........................................        12,027         11,835
                                                                                            --------       --------
   Total current assets...............................................................       185,043        183,140
   Property, plant and equipment, net.................................................        35,432         37,498
   Investments in Environmental Treatment Facilities..................................        22,062         22,545
   Goodwill, net......................................................................       265,860        276,549
   Other assets.......................................................................        29,873         28,185
                                                                                            --------       --------
     Total assets.....................................................................      $538,270       $547,917
                                                                                            ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt.............................................          $378           $366
   Accounts payable...................................................................        73,951         65,425
   Accrued expenses...................................................................        76,656        101,278
   Billings in excess of costs and estimated earnings on uncompleted contracts........        23,995         25,862
   Income taxes payable...............................................................         2,507          2,777
                                                                                            --------       --------
   Total current liabilities..........................................................       177,487        195,708
                                                                                            --------       --------
LONG-TERM DEBT                                                                               306,542        289,120
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01, authorized 2,500,000 shares; issued
     1,200,000 shares; liquidation value $60,000......................................            12             12
   Common stock, par value $.001, authorized 100,000,000 shares; issued
     32,109,156 and 32,107,906 shares in 1996 and 1995, respectively..................            32             32
   Additional paid-in capital.........................................................       427,036        427,028
   Accumulated deficit................................................................      (372,433)      (363,865)
   Common stock in treasury, at cost..................................................          (108)          (108)
   Cumulative currency translation adjustment.........................................          (298)           (10)
                                                                                            --------       --------
     Total stockholders' equity.......................................................        54,241         63,089
                                                                                            --------       --------
       Total liabilities and stockholders' equity.....................................      $538,270       $547,917
                                                                                            ========       ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 31, 1996, 1995 and 1994
(in thousands, except share data)

                                                                   1996           1995            1994
                                                                   ----           ----            ----

SALES                                                            $701,099       $618,868        $522,573
COST OF SALES                                                     567,758        480,555         437,997
                                                                 --------       --------       ---------
   Gross margin                                                   133,341        138,313          84,576
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                        95,592        103,125         104,178
DEPRECIATION AND AMORTIZATION                                      20,015         18,348          17,702
UNUSUAL CHARGES                                                        --             --         145,200
                                                                 --------       --------       ---------
   Operating income (loss) from continuing
      operations                                                   17,734         16,840        (182,504)
INTEREST INCOME                                                     1,049          1,201           1,283
INTEREST EXPENSE                                                  (22,808)       (24,379)        (24,386)
OTHER EXPENSE, net                                                 (1,661)          (434)         (4,580)
                                                                 --------       --------       ---------
   Loss from continuing operations before income
      taxes, minority interest and extraordinary
      item                                                         (5,686)        (6,772)       (210,187)
INCOME TAXES                                                         (418)         1,115             998
MINORITY INTEREST                                                      --             98            (194)
   Loss from continuing operations before
      extraordinary item                                           (5,268)        (7,985)       (210,991)
                                                                 --------       --------       ---------
LOSS FROM DISCONTINUED OPERATIONS                                      --             --         (42,787)
EXTRAORDINARY ITEM                                                     --             --          (8,000)
                                                                 --------       --------       ---------
   Net loss                                                      $ (5,268)      $ (7,985)      $(261,778)
                                                                 ========       ========       =========
LOSS PER COMMON SHARE (After Preferred Stock
   Dividend):
   Continuing operations before extraordinary item                  (0.27)         (0.35)          (7.68)
   Discontinued operations                                              --             --          (1.55)
   Extraordinary item                                                   --             --          (0.29)
                                                                  --------       --------      ---------
   Net loss                                                       $ (0.27)       $ (0.35)      $  (9.52)
                                                                  ========       ========      ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the years ended October 31, 1996, 1995 and 1994
(in thousands, except share data)

                                                                          Additional
                               Preferred Stock         Common Stock        Paid-In    Accumulated
                                   Class A               Class A           Capital      Deficit
                              -----------------    --------------------   ---------   -----------
                              Shares     Amount      Shares      Amount
                              ------     ------    ----------    ------
Balance, October 31, 1993           --     $  --   24,908,183    $ 25    $ 301,048     $ (89,557)
Net loss                            --        --           --      --           --      (261,778)
Issuance of Common Stock            --        --    7,201,500       7       69,933            --
Issuance of Series A
  Preferred Stock            1,200,000        12           --      --       55,513            --
Cash dividends, Series A
  Preferred Stock                   --        --           --      --           --        (1,245)
Grant, forfeiture and
  amortization of
  restricted stock                  --        --       (1,777)     --          534            --
Currency translation
  adjustment                        --        --           --      --           --            --
                             ---------      ----   ----------    ----    ---------    ----------
Balance, October 31, 1994    1,200,000        12   32,107,906      32      427,028      (352,580)
Net loss                            --        --           --      --           --        (7,985)
Cash dividends, Series A
  Preferred Stock                   --        --           --      --           --        (3,300)
Currency translation
  adjustment                        --        --           --      --           --            --
                             ---------      ----   ----------    ----    ---------    ----------
Balance, October 31, 1995    1,200,000        12   32,107,906      32      427,028      (363,865)
Net loss                            --        --           --      --           --        (5,268)
Cash dividends, Series A
  Preferred Stock                   --        --           --      --           --        (3,300)
Exercise of stock options           --        --        1,250      --            8            --
Currency translation
  adjustment                        --        --           --      --           --            --
                             ---------      ----   ----------    ----    ---------    ----------
Balance, October 31, 1996    1,200,000      $ 12   32,109,156    $ 32    $ 427,036    $ (372,433)
                             =========      ====   ==========    ====    =========    ==========

                                                    Cumulative
                                                     Currency
                              Class A Common       Translation
                              Treasury Stock        Adjustment
                             -----------------     -----------
                             Shares     Amount                     Total
                             ------     ------                     -----
Balance, October 31, 1993   (89,902)    $ (108)      $ (1,094)   $ 210,314
Net loss                         --         --             --     (261,778)
Issuance of Common Stock         --         --             --       69,940
Issuance of Series A
  Preferred Stock                --         --             --       55,525
Cash dividends, Series A
  Preferred Stock                --         --             --       (1,245)
Grant, forfeiture and
  amortization of
  restricted stock               --         --             --          534
Currency translation
  adjustment                     --         --          1,091        1,091
                            -------     ------         ------     --------
Balance, October 31, 1994   (89,902)      (108)            (3)      74,381
Net loss                         --         --             --       (7,985)
Cash dividends, Series A
  Preferred Stock                --         --             --       (3,300)
Currency translation
  adjustment                     --         --             (7)          (7)
                            -------     ------         ------     --------
Balance, October 31, 1995   (89,902)      (108)           (10)      63,089
Net loss                         --         --             --       (5,268)
Cash dividends, Series A
  Preferred Stock                --         --             --       (3,300)
Exercise of stock options        --         --             --            8
Currency translation
  adjustment                     --         --           (288)        (288)
                            -------     ------         ------     --------
Balance, October 31, 1996   (89,902)    $ (108)        $ (298)    $ 54,241
                            =======     ======         ======     ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

AIR & WATER TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 1996, 1995 and 1994
(in thousands)

                                                                              1996          1995            1994
                                                                              ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(5,268)      $(7,985)      $(261,778)
Adjustments to reconcile net loss to net cash provided by (used for) continuing operations
   Discontinued operations                                                       --            --          42,787
   Depreciation and amortization                                             20,015        18,348          17,702
   Other                                                                       (185)         (717)            849
   Extraordinary item                                                            --            --           8,000
   Changes in assets and liabilities, net of effects from
      acquisitions and divestitures - (Increase) decrease
      in assets
   Accounts receivable                                                       (2,491)       (7,361)         (1,307)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  (2,101)       10,356          22,230
   Inventories                                                                  193           780           2,271
   Prepaid expenses and other current assets                                   (667)       (1,381)         10,934
   Other assets                                                              (1,077)       14,594           6,196
   Increase (decrease) in liabilities
   Accounts payable                                                           9,013        17,411          (5,712)
   Accrued expenses                                                         (15,553)      (27,408)         64,716
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                    (650)       (6,295)          5,152
   Income taxes                                                                (281)        1,062          (2,962)
                                                                            -------       -------         -------
   Other liabilities                                                             --            --          42,700
      Net cash provided by (used for) continuing operations                     948        11,404         (48,222)
      Net cash provided by (used for) discontinued operations                   (60)        1,579         (17,294)
                                                                            -------       -------         -------
      Net cash provided by (used for) operating activities                      888        12,983         (65,516)
                                                                            -------       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses                                           6,186        12,962              --
   Capital expenditures                                                      (7,458)       (7,895)         (5,523)
   Investment in environmental treatment facilities                             530           798          (1,020)
   Software development                                                          --            --          (2,659)
   Start up costs and other, net                                            (11,146)       (6,577)           (243)
                                                                            -------       -------         -------
      Net cash used for investing activities                                (11,888)         (712)         (9,445)
                                                                            -------       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of common and preferred stock                          8            --          63,194
   Proceeds from issuance of notes payable and long-term debt                    --            --         125,000
   Payments of notes payable and long-term debt                                (366)         (654)       (110,605)
   Net borrowings under credit facilities                                    17,800        14,500             970
   Accounts receivable repurchased                                               --       (20,000)             --
   Cash dividends paid on preferred stock                                    (3,300)       (3,300)           (970)
   Other, net                                                                (1,643)       (2,670)            769
                                                                            -------       -------         -------
      Net cash provided by (used for) financing activities                   12,499       (12,124)         78,358
                                                                            -------       -------         -------
      Net increase (decrease) in cash and cash equivalents                    1,499           147           3,397
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               11,168        11,021           7,624
                                                                            -------       -------         -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $12,667       $11,168         $11,021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                   $22,417       $24,879         $23,853
   Cash paid for income taxes                                                $1,292          $604            $976
                                                                            =======       =======         =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


AIR & WATER TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of accounting estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

               Cash equivalents consist of investments in short-term highly liquid securities having an original maturity of three months or less and primarily include investments in bank time deposits.

Revenue recognition

               The Company follows the practice of accruing income from long-term contracts using the percentage-of-completion method. Under this method, the Company primarily recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to the estimated total cost of the work covered by the contract, including estimated warranty and performance guarantee costs. As contracts extend over one or more years, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Estimated warranty and performance guarantee costs on completed contracts are included in accrued expenses and amounted to $4,300,000 and $11,400,000 at October 31, 1996 and 1995.

               The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents contract costs incurred plus earned margin in excess of amounts billed and includes unbilled retentions which result from performance of work on contracts in progress in advance of billings pursuant to certain contract terms. Approximately $45,100,000 of costs and estimated earnings in excess of billings on uncompleted contracts is expected to be collected in fiscal year 1997. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of contract costs incurred plus earned margin.

Inventories

               Inventories are stated principally at the lower of weighted average cost or market. Inventories at October 31 consist of the following (in thousands):

                                   1996                1995
                                   ----                ----

Raw materials                     $ 5,207             $4,270
Work in process                       869                449
Components and parts                5,243              8,328
                                  -------            -------
                                  $11,319            $13,047
                                  =======            =======


               Property, plant and equipment

               Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is primarily computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally 20 to 30 years for buildings and improvements and 3 to 12 years for machinery, equipment and fixtures. Repair and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. Property, plant and equipment at October 31 consist of the following (in thousands):

                                            1996                1995
                                            ----                ----

Land and land improvements                 $ 4,836             $ 5,080
Buildings and improvements                  15,423              17,099
Machinery, equipment and fixtures           45,098              49,789
                                           -------             -------
                                            65,357              71,968
Less accumulated depreciation and          (29,925)            (34,470)
amortization                               -------             -------
                                           $35,432             $37,498


Goodwill and long-lived assets

               Goodwill is being amortized over 40 years under the straight-line method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long-lived assets may warrant revision or the remaining balance of goodwill and other long-lived assets may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the assets in measuring whether the assets are impaired. The realizability of goodwill and other long-lived assets associated with a business segment might be significantly impacted if that business were to be divested. Goodwill amortization was $8,266,000, $8,233,000 and $7,738,000 for the years ended October 31, 1996, 1995 and 1994. Accumulated amortization of goodwill was $60,578,000 and $52,881,000 at October 31, 1996 and 1995.

Deferred costs

               Certain direct costs which are incurred for new projects, primarily related to the start up of the operations, maintenance and management of treatment facilities within the PSG operating segment are deferred and amortized over the terms of the specific new contract using the straight-line method. These unamortized deferred charges are included in other assets and amounted to $13,767,000 and $7,494,000 at October 31, 1996 and 1995. Deferred debt issuance costs are amortized over the life of the related debt utilizing the effective interest method. The unamortized costs were included in other assets and amounted to $3,147,000 and $3,334,000 at October 31, 1996 and 1995.

Earnings (loss) per share

               The earnings (loss) per share was computed by dividing the net income (loss) after preferred stock dividends by the weighted average number of common shares outstanding each period. The weighted average number of shares outstanding were 32,018,000 in 1996 and 1995 and 27,632,000 in 1994.
Common stock equivalents (stock options) and the Company's 8% Convertible Notes have not been included in the earnings (loss) per share calculation since the effect is antidilutive.

Income taxes

               Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Reclassifications

               Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

(2) CGE TRANSACTION

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

               In connection with the Investment Agreement, the Company incurred fees and expenses of approximately $9,800,000, including $7,750,000 payable to Allen & Company (a related party) for financial advisory services. The estimated fees and expenses have been allocated to the PSG acquisition ($4,875,000), preferred stock issuance ($4,475,000), common stock issuance ($400,000) and a term loan from CGE ($50,000).

(3) UNUSUAL CHARGES

               During 1994, the Company recorded unusual charges of
approximately $145,200,000.   These charges related to various cost reduction
programs, new management's de-emphasis of certain product lines which provided the opportunity for a sharper focus on the Company's three core competency areas; engineering consulting, contract operations and air pollution control and to costs directly attributable to the transactions contemplated by the Investment Agreement (as discussed more fully in Note 2).

               Included in the unusual charges are (a) a $42,500,000 valuation charge which primarily relates to certain businesses that were initially believed to no longer meet strategic objectives and were anticipated to be divested. These businesses primarily consisted of the Company's cooling tower product line, and certain manufacturing and service operations and properties which diverted management attention from the Company's core products and services provided by Research-Cottrell, Metcalf & Eddy and PSG; (b) various termination benefits of $10,200,000 of which $4,600,000 relates to the Company's former Chairman under the terms of an employment contract which were triggered by the CGE Transaction and include a $2,300,000 loan forgiveness, certain tax payments and other payments; (c) approximately $8,000,000 of costs associated with the termination of certain leases and the closing of certain facilities; (d) approximately $11,200,000 related to the PRASA litigation which reflects revised estimates of the expenses required to pursue, through trial, the Company's belief that substantially all of the billings questioned by PRASA represent appropriate charges and revised estimates of collectibility given the complexity of the litigation and the continuing deferral of a trial date (see Note 15); (e) approximately $18,500,000 of estimated costs to settle pending litigation primarily within the Metcalf & Eddy segment; (f) approximately $9,700,000 primarily to write-off substantially all of the Company's capitalized software costs reflecting a shift in focus to a standard industrial continuous emission monitor; (g) approximately $37,400,000 of costs and asset write-downs associated primarily with warranty and other claims in the Company's electrostatic precipitator and continuous emission monitor product lines; (h) approximately $7,700,000 for other items primarily representing revised estimates for potential insurance claims.

               During 1995, in light of improvements in its current market climate and anticipated financial performance, management decided to retain the Company's cooling tower, heat transfer and certain service operations. The Company had previously contemplated selling these businesses and had recorded a charge for the difference between their net carrying value and management's estimate of the anticipated net sales proceeds during fiscal 1994. The Company also had significant software issues related to its emissions monitoring systems previously shipped to certain utilities which had created problems in collecting receivables due to claims and back-charges and resulted in the incurrence of additional software, warranty and project close-out costs in resolving this situation. The previously provided reserves for the Company's contemplated divestitures and emissions monitoring operations were adequate in the aggregate, therefore these issues have not had a significant effect on the Company's consolidated financial position or results of its operations, taken as a whole as of October 31, 1996 and 1995 and for the years then ended.

               During 1996, the reserves to be utilized in future periods decreased to $18,100,000 as a result of asset write-offs of $13,100,000 and cash outlays of $13,100,000 and are included in the allowance for doubtful accounts ($2,700,000), inventory ($200,000) and accrued expenses ($15,200,000)
at October 31, 1996. These related reserves are included in the allowance for doubtful accounts ($5,900,000), costs and estimated earnings in excess of billings on uncompleted contracts ($3,400,000), inventory ($600,000) and accrued expenses ($34,400,000) at October 31, 1995.

(4) ACQUISITIONS

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

               The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if PSG had been acquired as of the beginning of the period presented, after including the impact of certain adjustments such as: amortization of goodwill and the related income tax effects (in thousands, except per share data):

                                                  Year Ended
                                               October 31, 1994
                                               ----------------
                                                  (unaudited)
Sales                                               $578,178
Loss from continuing operations                     (209,146)
Net loss                                            (260,737)
Loss per share:
     Continuing operations                             (6.53)
     Net loss                                         $(8.14)


               The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.

(5) DISCONTINUED OPERATIONS

Asbestos Abatement

               The Company on May 13, 1994 announced that it had decided to liquidate its asbestos abatement business. The remaining net assets from this business were $1,669,000 and $1,609,000 as of October 31, 1996 and 1995.
Sales applicable to this business were $1,658,000 and $48,696,000 for the periods ended October 31, 1995 and 1994. Other selected financial data from this business are as follows (in thousands) :

                                         1995                1994
                                         ----                ----

Operating loss                         $     --            $(15,988)
Loss on disposition                          --             (22,241)
                                       --------            --------
     Total loss                              --             (38,229)
Depreciation and amortization                --                 716
Changes in working capital                2,416              15,627
Goodwill write-off                           --               4,425
Capital expenditures                         --                  --
Payment of long-term debt                   (38)               (367)
Other, net                                   --                 368
                                      ---------            --------
     Net cash flow                       $2,378            $(17,460)
                                      =========            ========



Pamco

               On November 18, 1994, the Company sold substantially all of the net assets of its natural gas compressor and power generation systems operations ("Pamco") for cash of $12,962,000. Sales applicable to this business were $1,364,000 and $40,025,000 for the periods ended October 31, 1995 and 1994. Other selected financial data from this business are as follows (in thousands):

                                          1995              1994
                                          ----              ----
Operating loss                         $    --            $(1,758)
Loss on disposition                         --             (2,800)
                                       -------            -------
Total loss                                  --             (4,558)
Depreciation and amortization               --                430
Changes in working capital                (799)             4,881
Capital expenditures                        --               (209)
Payment of long-term debt                   --               (369)
Other, net                                  --                 (9)
                                       -------            -------
Net cash flow                          $  (799)           $   166
                                       =======            =======


(6) INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES

               The Company designed and constructed environmental treatment facilities for certain governmental entities (the "entities"). The cost of these facilities was primarily funded through the issuance of tax-exempt Industrial Revenue Bonds by the entities, the proceeds of which were loaned to the Company. The entities have entered into long-term service agreements with the Company which transfers to them substantially all risks of ownership and which will generate sufficient revenues to service the debt and return the Company's investment. Accordingly, these transactions have been accounted for as sales-type leases. Consistent with the definition of a legal right of offset (the related agreements provide for a net settlement of the obligations between the parties, and the revenues referred to above are legally assigned to payment of debt service), neither the facilities nor the associated debt (approximately $29,925,000 and $31,185,000 at October 31, 1996 and 1995) are
reflected in the accompanying consolidated balance sheets. These agreements provide for various performance guarantees by the Company. Management believes that the Company will continue to maintain the stipulated performance guarantees.

               The net investment in these sales-type leases consists of the following at October 31 (in millions):

                                               1996               1995
                                               ----               ----

Future minimum lease payments                  $ 38.1             $ 39.5
Expected residual value (unguaranteed)            9.3                9.3
Unearned income                                  (5.5)              (5.6)
                                              -------            -------
Net investment in leases                         41.9               43.2
Offset-nonrecourse debt of $29.9
      million and $31.2 million,
      respectively, in 1996 and 1995, net
      of available funds in hands of
      trustee                                   (25.6)             (26.8)
                                              -------            -------
Net investment in leases                         16.3               16.4
Facility enhancements, net of
      depreciation                                5.7                6.1
Investments in environmental                    $22.0              $22.5
                                              =======            =======


               At October 31, 1996, minimum lease payments to be received, net of executory costs for each of the five succeeding fiscal years, are $1,941,000, $1,961,000, $2,069,000, $2,216,000 and $2,306,000.

(7) FINANCING ARRANGEMENTS

               During August 1996, the Company entered into a seven year $60 million unsecured revolving credit facility with Anjou ("Anjou Credit Facility"). The borrowings under the facility bear interest at LIBOR plus .6% (6% at October 31, 1996). In conjunction with this new financing the Company reduced its more expensive $130 million Senior Secured Credit Facility ("Bank Credit Facility") to $50 million. As of October 31, 1996, the Company's outstanding borrowings under the Anjou Credit Facility totaled $60 million.

               On March 10, 1995, the Company entered into the three-year Bank Credit Facility with First Chicago and Societe Generale acting as co-agents for a syndicate which includes seven additional banks. The Bank Credit Facility replaced at a reduced cost the previous $70 million credit agreement and the $20 million Accounts Receivable Purchase Agreement (which was fully utilized at October 31, 1994). It is primarily designed to finance working capital requirements and allow for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment under the terms of the Bank Credit Facility, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (5.4% at October 31, 1996), as defined, plus .725% or at a defined bank rate approximating prime (8.25% at October 31, 1996). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations. The Bank Credit Facility contains certain financial and other restrictive covenants , including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to designate its proportionate share of the Company's Board of Directors as well as the Chief Executive Officer and Chief Financial Officer. The Company compensates CGE for its support in an amount equal to .95% per annum of the outstanding commitment of its credit facilities ($1.2 million and $.8 million for the years ended October 31, 1996 and 1995). Under the Bank
Credit Facility at October 31, 1996, the Company had no outstanding borrowings (capacity of $22.2 million) and outstanding letters of credit of $27.8 million. The gross amount of proceeds from and repayments of working capital borrowings under these credit facilities consists of the following
(in thousands):

                     1996                 1995                 1994
                   --------             --------             --------
Borrowings         $728,900             $509,000             $213,535
Repayments         (711,100)            (494,500)            (212,565)
                   --------             --------             --------
Net                $ 17,800             $ 14,500             $    970
                   ========             ========             ========


(8)LONG-TERM DEBT

               The Company's long-term debt consists of the following at October 31 (in thousands):


                                                    1996             1995
                                                  --------         --------
Term loan from CGE                                $125,000         $125,000
Convertible Subordinated Debentures due May 15,
2015                                               115,000          115,000
Anjou Credit Facility                               60,000               --
Bank Credit Facility                                    --           43,500
Note due July 1, 2007 at 8.5%                        3,200            3,300
Real estate mortgage loans at 8.75%                  2,420            2,670
Other                                                1,300               16
                                                  --------         --------
                                                   306,920          289,486
Less current installments of long-term debt           (378)            (366)
                                                  --------         --------
Long-term debt                                    $306,542         $289,120
                                                  ========         ========


               The $125,000,000 term loan from CGE is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by AWT, plus 125 basis points (6.88% at October 31, 1996), as defined, and has a final maturity of June 15, 2001. The term loan contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. Interest expense related to this term loan was $8,884,000, $9,142,000 and $2,887,000 during the years ended October 31, 1996,
1995 and 1994. The Company has obtained waivers relating to violations of certain financial covenants under the CGE term loan, Bank Credit Facility and the bonding agreement with "Reliance" (see Note 15) through November 1, 1997.

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

               At October 31, 1996, the aggregate maturities of long-term debt for each of the five succeeding fiscal years and thereafter are approximately $.4 million, $1.7 million, $.4 million, $6.2 million, $131.3 million and $166.9 million.

(9) COMMON AND PREFERRED STOCK

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

               Each holder of outstanding shares of Common Stock at the date of the Company's initial public stock offering in August 1989 is subject to an Amended and Restated Stockholder Agreement dated June 13, 1989 (the "Stockholder Agreement"), by and among the Company and such stockholders.
This agreement grants certain demand registration rights to Institutional Investors (as defined) and certain piggy-back registration rights to all stockholders with respect to the Common Stock. Unless terminated earlier by the written consent of at least 70% of the stockholders, the Stockholder Agreement expires on July 13, 1997.

(10) STOCK OPTION AND PURCHASE PLANS

               Under the Company's employee stock purchase plan (the "Stock Purchase Plan"), officers and other key employees may be granted the right to purchase up to 1,000,000 shares of the Company's Class A Common Stock. The Compensation Committee of the Board of Directors determines the purchase price of shares issuable under the Stock Purchase Plan. At October 31, 1996 and 1995, approximately 232,000 shares of Class A Common Stock were available for grant under the Stock Purchase Plan.

               The Company established a stock incentive plan (the "Plan") in 1996 under which stock options and awards may be granted to purchase shares of Common Stock of the Company. The Plan authorizes the granting of stock options and restricted stock awards for up to an aggregate of 1,000,000 shares of Class A Common Stock of the Company plus shares remaining available for award under the prior plan established in 1989. In addition, the Company instituted a fresh start option program, under which employees could relinquish their rights under outstanding options (at exercise prices ranging from $11.75 to $29.43) and receive a new option at $8.00 per share as adjusted using a Black-Scholes pricing model. Under this program, options to purchase 996,737 shares were forfeited and options to purchase 447,291 shares were granted. The following is a summary of certain information pertaining to options under the Plan, all of which were granted at the fair market value.


                                                      1996                  1995                   1994
                                                   ----------            ----------             ----------

Outstanding
      Beginning of year                             1,985,120            2,291,347              2,350,152
      Granted                                         999,177              129,200                560,200
      Exercised                                        (1,250)                  --                     --
      Forfeited                                    (1,271,716)            (435,427)              (619,005)
                                                   ----------           ----------             ----------
Outstanding
      End of year                                   1,711,331            1,985,120              2,291,347
At October 31
      Exercisable                                     887,952            1,375,493              1,816,847
      Options and restricted stock
      available for grant                           2,039,164              766,625                470,034
      Option price range per share
      Outstanding                             $      4.25  to       $      4.31 to         $      7.38 to
                                              $         28.57       $        31.43         $        31.43
      Exercised                               $          6.00       $           --         $           --


               In December 1991, the Company granted 78,070 restricted shares to its employees in accordance with the terms of the Plan described above at the then prevailing market price of the Company's Common Stock of $18.50. The aggregate fair market value of the shares granted was recorded as unearned compensation expense and amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity and $534,000 was amortized to expense during the year ended October 31, 1994.

(11)  BENEFIT PLANS

               The Company has various retiree benefit plans, the most significant of which are as follows:

               The Company maintains savings and retirement plans in which the Company matches a fixed percentage of each employees contribution up to a maximum of 4% of such employees compensation. One plan also provides for annual discretionary Company contributions which are fixed by the Board of Directors based on the performance of the applicable employee group for certain eligible employees within the Metcalf & Eddy and Research-Cottrell segments. The expense applicable to these plans were approximately $3,200,000, $2,900,000 and $1,400,000 for the years ended October 31, 1996, 1995 and 1994.

               The Company maintains defined benefit plans which cover certain active and retired employees including, substantially all of its eligible employees within the PSG operating segment. The pension costs related to these plans were determined by actuarial valuations and assumptions (including discount rates at 7.5%) and approximated $1,300,000, $1,000,000 and $300,000 for the years ended October 31, 1996, 1995 and 1994. The accrued pension liabilities were approximately $3,700,000, $3,300,000 and $1,500,000 at October 31, 1996, 1995 and 1994. During the year ended October 31, 1995, the accrued pension cost related to the PSG defined benefit plan was increased by $1,016,000 with a corresponding increase to goodwill due to the difference between the accrued benefit obligation which was funded by Anjou and the $2,276,000 projected benefit obligation.

               In addition to the above plans, the Company makes contributions to union sponsored plans in accordance with negotiated labor contracts.
Information on the actuarial present value of accumulated plan benefits and net assets available for benefits related to these plans is not available.
Contributions to all such plans were approximately $1,000,000, $1,100,000 and $1,600,000 for the years ended October 31, 1996, 1995 and 1994.


               Certain employees within the Research Cottrell segment retiring from the Company between the ages of 55 and 62 who have rendered the requisite number of years of service (generally 25 years) are entitled to post-retirement health care coverage. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company reserves the right to change or terminate the benefits at any time. During
1994, the Company adopted the Financial Accounting Standards Board pronouncement on accounting for post-retirement benefits. The Company is amortizing the catch-up effect over participants' future service periods and as a result the new prescribed accounting for post-retirement benefits has not had a significant effect on the Company's reported consolidated financial position and results of operations. The total cost of these post-retirement benefits charged to the results of operations approximated $300,000 for each of the three years in the period ended October 31, 1996.

(12)  INVESTMENTS IN JOINT VENTURES

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

               The Company's investment in joint ventures (included in other assets) includes capital contributed to the joint ventures and the Company's share of undistributed earnings and amounted to $5,050,000 and $2,260,000 at October 31, 1996 and 1995. In addition, the Company had receivables from the joint ventures totaling $3,848,000 and $2,540,000 at October 31, 1996 and 1995, related to current services provided by the Company to the joint ventures. The Company's share of its joint venture income amounted to $1,407,000, $3,167,000 and $2,452,000 during the years ended October 31, 1996,
1995 and 1994. The data presented above primarily represent Metcalf & Eddy's investment in a 43%-owned joint venture with CRSS Inc., providing services to the U.S. Air Force in Saudi Arabia, which is essentially completed.

(13)  BUSINESS SEGMENTS

               Professional Services Group provides complete services for the operations, maintenance and management of treatment facilities in the various water and wastewater, and sludge and biosolids waste management markets.
Sales are primarily to municipal government agencies, including sales under its contract with the Puerto Rico Aqueduct and Sewer Authority representing
39% and 12% of total sales in 1996 and 1995.

               Metcalf & Eddy provides a comprehensive range of water related services, including treatment process design and on-site and off-site remediation of environmental contamination. Sales to federal, state and municipal governmental agencies approximated 80% of Metcalf & Eddy's sales for each of the three years ended October 31, 1996.

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

               Sales to the federal government represented approximately 11%, 11% and 15% of consolidated sales in the years ended October 31, 1996, 1995 and 1994. Sales between segments are included within the segment recording the sales transaction and eliminated for consolidation purposes. Unallocated corporate expenses includes administrative costs not allocable to a specific segment. Identifiable assets are those assets used by each segment in its operation. Corporate assets primarily include cash, fixed assets, net assets from discontinued operations and deferred debt issuance costs. Sales and identifiable assets of foreign operations as of and for the years ended
October 31, 1996, 1995 and 1994 were less than 10% of the consolidated assets and sales.

               Information by business segment is as follows (in thousands):


                                                 Metcalf &                              Unallocated
                                        PSG         Eddy   Research-Cottrell  Other      Corporate     Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------------------
For the year ended October 31,
 1996:
 Sales                               $270,640     $215,358      $219,008    $   --     $       --          $(3,907)   $701,099
 Costs and expenses                   255,882      195,745       207,630         --          8,000          (3,907)    663,350
 Depreciation and amortization          7,335        6,223         6,032         --            425             --       20,015
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                7,423       13,390         5,346         --         (8,425)            --       17,734
=================================================================================================================================
Identifiable assets as of October
 31, 1996                            $157,566     $188,403      $172,556       $154        $19,591    $        --     $538,270
=================================================================================================================================
Depreciation                           $1,703       $3,083        $2,132     $   --           $406    $        --       $7,324
=================================================================================================================================
Capital expenditures                   $2,520       $3,604        $1,177    $    --           $157    $        --       $7,458
=================================================================================================================================

For the year ended October 31,
 1995:
 Sales                               $179,713     $216,852      $220,207     $6,133             --         $(4,037)   $618,868
 Costs and expenses                   164,435      200,125       208,207      6,096          8,854          (4,037)    583,680
 Depreciation and amortization          5,679        5,691         6,069        307            602              --      18,348
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                9,599       11,036         5,931       (270)        (9,456)             --      16,840
=================================================================================================================================
Identifiable assets as of October
 31, 1995                            $148,402     $181,590      $192,034     $3,037        $22,854    $         --    $547,917
=================================================================================================================================
Depreciation                           $1,660       $2,747        $1,806       $241           $584    $         --      $7,038
=================================================================================================================================
Capital expenditures                   $2,135       $2,818        $2,493     $  --            $449    $         --      $7,895
=================================================================================================================================

For the year ended October 31,
 1994:
 Sales                                $83,678     $219,106      $213,172     $6,617    $       --     $         --    $522,573
 Costs and expenses                    80,252      211,173       234,295      6,896          9,559              --     542,175
 Depreciation and amortization          2,061        5,780         7,733        526          1,602              --      17,702
 Unusual items                          5,300       38,700        81,800      4,200         15,200              --     145,200
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)               (3,935)     (36,547)     (110,656)    (5,005)       (26,361)             --    (182,504)
Identifiable assets as of October
 31, 1994                            $133,885     $205,589      $217,460     $6,769        $39,235    $         --    $602,938
=================================================================================================================================
Depreciation                             $580       $2,188        $1,795       $526         $1,122    $         --      $6,211
=================================================================================================================================
Capital expenditures                   $1,095       $2,069        $1,026       $293         $1,040    $         --      $5,523
=================================================================================================================================


               (14)INCOME TAXES

               At October 31, 1996, the Company has a net deferred tax asset of $115,400,000 which has been fully reserved by a valuation allowance. The deferred tax asset is comprised of the tax effects of net operating losses ($105,100,000), receivable reserves ($1,800,000), inventory reserves ($900,000), other assets ($2,400,000) and accruals not yet deductible ($11,800,000). A deferred tax liability of $6,600,000 is comprised of fixed assets depreciation. At October 31, 1996, the Company had tax loss carryforwards of approximately $300,000,000. Such carryforwards expire through 2011.

               Income (loss) from continuing operations before income taxes, minority interest and extraordinary item for the years ended October 31 was (in thousands):

                             1996           1995             1994
------------------------------------------------------------------
United States            $ (4,289)      $ (9,154)      $ (206,191)
Foreign                    (1,397)         2,382           (3,996)
------------------------------------------------------------------
                         $ (5,686)      $ (6,772)      $ (210,187)
                        ==========================================

               Provision (benefit) for income taxes for the years ended October 31 includes the following (in thousands):

                                1996          1995       1994
--------------------------------------------------------------
US Federal:
    Currently payable           $ --          $ --       $ --
    Deferred                      --            --         --
Foreign                         (662)          543       (274)
State                            244           572      1,272
--------------------------------------------------------------
                              $ (418)      $ 1,115      $ 998
                              ================================


               The difference between the income tax provision (benefit) computed by applying the statutory federal income tax rate to pretax income
(loss) and the actual tax provision (benefit) is as follows (in thousands):

                                      1996           1995            1994
-----------------------------------------------------------------------------
Statutory provision (benefit)        $ (1,990)      $ (2,370)      $ (73,565)
State income taxes                        159            372             827
Goodwill and other                      3,768          2,882           2,708
Impact of net operating loss           (2,182)           522          69,903
Impact of foreign operations             (173)          (291)          1,125
-----------------------------------------------------------------------------
                                       $ (418)       $ 1,115           $ 998
                                       ======================================

(15)COMMITMENTS AND CONTINGENCIES

               In connection with a broad investigation by the U.S. Department of Justice into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system. PSG has cooperated and continues to cooperate with the Justice Department which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's chief executive officer, Michael M. Stump, on administrative leave of absence with pay. Mr. Stump, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the Department of Justice and continues to cooperate fully with its investigation.

               No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

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

               The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Lease terms range from under one year to ten years. Certain leases have renewal or escalation clauses or both. Certain equipment leases have purchase options. During December 1996, the Company exercised a cancellation clause for one of its leased facilities. This transaction required an immediate cash payment of approximately $2.2 million and will be reflected in the operating results during the three month period ended January 31, 1997. Total rent expense in the periods ended October 31, 1996, 1995 and 1994, was $26.5 million, $21.2 million and $21.2 million, respectively. At October 31, 1996, minimum rental commitments under all noncancellable leases for the five succeeding fiscal years, and thereafter, are $12.6 million, $10.0 million, $8.6 million, $6.8 million, $5.7 million and $17.8 million. These minimal rental commitments are net of non-cancellable sub-leases of approximately $1.0 million for each of the five succeeding fiscal years.

               AWT currently maintains various types of insurance, including workers' compensation, general and professional liability and property coverages. AWT believes that it presently maintains adequate insurance coverages for all of its present operational activities. It has been both an AWT policy and a requirement of many of its clients that AWT maintain certain types and limits of insurance coverage for the services and products it offers, provided that such types and limits can be obtained on commercially reasonable terms. In addition to existing coverages, AWT has been successful in obtaining commercially reasonable coverage for certain pollution risks, though coverage has been on a claims made rather than occurrence basis due to the professional nature of some of AWT's exposures. Claims made policies provide coverage to AWT only for claims reported during the policy period. AWT's general liability and other insurance policies have historically contained absolute pollution exclusions, brought about in large measure because of the insurance industry's adverse claims experience with environmental exposures. Accordingly, there can be no assurance that environmental exposures that may be incurred by AWT and its subsidiaries will continue to be covered by insurance, or that the limits currently provided or that may be obtained in the future will be sufficient to cover such exposures. A successful claim or claims in an amount in excess of AWT's insurance coverage or for which there is no coverage could have a material adverse effect on AWT.

               In connection with the sale of two manufacturing facilities in prior years, the Company remains contingently liable as guarantor under $3,195,000 of Industrial Revenue Bond financing.

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

               On May 26, 1995, Metcalf & Eddy settled litigation with the Puerto Rico Aqueduct and Sewer Authority (PRASA) that was initiated in September 1990. Pursuant to the terms of the settlement, Metcalf & Eddy was to receive aggregate payments of $17.5 million, plus interest. Metcalf & Eddy received payment of $4.5 million on June 26, 1995, at which time a Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Puerto Rico formally terminating the lawsuit. Metcalf & Eddy also received two $6.5 million negotiable promissory notes bearing interest at market rates and maturing in May 1998 and August 2000, respectively. On September 1, 1995, Metcalf & Eddy sold the two notes and received net proceeds of $12.8 million of cash, after applicable fees and expenses.

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

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

               Summarized quarterly financial data for 1996 and 1995 are as follows (in thousands, except per share data):

                                                                         1996 By Quarter
                                          First             Second            Third             Fourth            Year*
-------------------------------------------------------------------------------------------------------------------------
Sales                                  $ 159,206         $ 167,491         $ 177,164         $ 197,238         $ 701,099
-------------------------------------------------------------------------------------------------------------------------
Gross profit                              30,782            33,991            34,114            34,454           133,341
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $ (2,945)         $ (1,305)           $ (458)           $ (560)         $ (5,268)
=========================================================================================================================
Earnings (loss) per common share
 after Preferred Stock Dividend:
--------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                     $ (0.12)          $ (0.07)          $ (0.04)          $ (0.04)          $ (0.27)
==========================================================================================================================


                                                                         1995 By Quarter
                                          First             Second            Third             Fourth            Year*
--------------------------------------------------------------------------------------------------------------------------
Sales                                  $ 148,451         $ 155,832         $ 146,174         $ 168,411         $ 618,868
--------------------------------------------------------------------------------------------------------------------------
Gross profit                              29,107            33,103            36,932            39,171           138,313
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $ (7,393)         $ (3,581)            $ 105           $ 2,884          $ (7,985)
==========================================================================================================================
Earnings (loss) per common share
 after Preferred Stock Dividend:
--------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                     $ (0.26)          $ (0.14)          $ (0.02)           $ 0.06           $ (0.35)
==========================================================================================================================

*Earnings (loss) per share for the full year is not necessarily the sum of the four quarters due to different average shares outstanding for each discrete period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF AWT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               Set forth below are the names, ages and principal occupations of the directors and executive officers of AWT:

Name                                  Age                                 Position
---------------------------------     ---     ----------------------------------------------------
Robert B. Sheh...................     57      Chairman of the Board of Directors, President and
                                              Chief Executive Officer
Alain  Brunais...................     48      Vice President, Chief Financial Officer and Director
Christian Mavet..................     44      Vice President, Organization and Corporate
                                              Development
Douglas A. Satzger...............     45      Senior Vice President, General Counsel and
                                              Secretary
Robert S. Volland................     55      Vice President and Chief Administrative Officer
Joseph R. Vidal..................     49      Treasurer
Donald A. Deieso.................     47      President and Chief Executive Officer, Metcalf &
                                              Eddy,Inc.
George C. Mammola................     57      President and Chief Executive Officer, Research-Cottrell, Inc.
Patrick L. McMahon...............     48      President and Chief Executive Officer, Professional
                                              Services Group, Inc.
Nicholas DeBenedictis............     51      Director
Carol Lynn Green.................     50      Director
William Kriegel..................     51      Director
John W. Morris...................     75      Director

               Mr. Sheh was elected Chairman of the Board, President and Chief Executive Officer of AWT in November 1996. Prior to joining AWT, Mr. Sheh served from 1992 to July 1996 as Chief Executive Officer and President of International Technology Corporation, a publicly-traded engineering services firm. From 1971-1992, Mr. Sheh served as a senior executive in various capacities with The Parsons Corporation, a leading engineering and construction firm, including as President of Ralph M. Parsons Company from 1989-1992. Mr. Sheh has been designated by CGE as Chief Executive Officer and a director of AWT under the Investment Agreement.

               Mr. Brunais was elected Vice President and Chief Financial Officer of AWT in September 1994 and a director in November 1996. Prior to joining AWT, Mr. Brunais was responsible since 1990 for foreign investment, primarily in the United Kingdom under the direction of the Finance Director of CGE. From 1983 to 1989 he was responsible for corporate development for Ciments Francais in the U.S. and Canada. Prior thereto, Mr. Brunais organized a sales and services network for Aerospatiale General Aviation line of aircraft in Europe, Africa and North America. Mr. Brunais has been designated by CGE as Chief Financial Officer and a director of AWT under the Investment Agreement.

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

               Mr. Volland was elected Vice President and Chief Administrative Officer of AWT in June 1994 with oversight responsibility for real estate, facilities management, procurement, and insurance and management information systems. Mr. Volland has over 25 years of experience in finance, administration, asset management, cost control and organizational efficiencies. From 1973 to 1986, Mr. Volland served as Vice President and Treasurer for Commercial Credit Company. From 1986 to 1993 he served as Vice President and Treasurer, and Vice President, Corporate Assets, for Primerica Corp. Prior thereto, he was Senior Vice President of Real Estate for Paine Webber.

               Mr. Vidal was elected Treasurer of AWT in January 1995. Prior to joining AWT, Mr. Vidal had broad experience in both international and domestic treasury operations, most recently with American Cyanamid Company from 1982 to 1995 and prior thereto with Bristol-Myers Squibb. Mr. Vidal has also had experience as a controller and auditor and began his professional career with the accounting firm of Arthur Andersen LLP.

               Mr. Deieso has served as President and Chief Executive Officer of Metcalf & Eddy, Inc. since October 1993. Prior to joining Metcalf & Eddy, Inc., he served as President and Chief Executive Officer of Research-Cottrell from 1989 to 1993. Previously, he served the New Jersey Department of Environmental Protection as both Assistant Commissioner of Environmental Management and Control and Director of the Division of Environmental Quality from 1985 to 1989. Prior thereto, he served as Chief Chemical Engineer and Manager of Environmental Engineering for Consolidated Edison Company of New York. Prior thereto, he served as director of the U.S. EPA Region II Superfund program.

               Mr. Mammola has been the President and Chief Executive Officer of Research-Cottrell since December 1994. From 1992 to 1994, he served in various senior management positions for Research-Cottrell. From 1989 to 1992 he served as Executive Vice President and General Manager of REECO. Prior to joining REECO, Mr. Mammola served as Executive Vice President of PPS Inc., an industrial distributor of fluid and air handling systems. Prior to this, he served in various positions for Interpace Corporation, a manufacturer and provider of products and services domestically and internationally to the water and wastewater and utility industries.

               Mr. McMahon joined PSG in May 1995 as Senior Vice President and Chief Operating Officer. He served as President and CEO on an interim basis from August 1996 to December 1996, whereupon he was named President and CEO by AWT. During the nine month period immediately prior to joining PSG, Mr. McMahon served as Vice President of National Accounts at International Technology Corporation. Before joining PSG, Mr. McMahon spent 23 years in a number of management positions at Brown & Root, Inc., where his responsibilities included strategic planning, international business development and operations.

               Mr. DeBenedictis was elected as a director of AWT on June 14, 1994. Mr. DeBenedictis has been Chairman of Philadelphia Suburban Corporation ("PSC") (the parent company of Philadelphia Suburban Water Company, one of America's leading investor-owned water utilities) since May 1993. Mr. DeBenedictis joined PSC in July 1992 as its President and Chief Executive Officer, and from July 1992 to May 1993 also served as Chairman of PSC's principal subsidiary, Philadelphia Suburban Water Company. From 1989 to 1992, Mr. DeBenedictis was Senior Vice President of Corporate and Public Affairs for Philadelphia Electric Company. Prior thereto, he served as President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis also formerly served as Secretary for the Department of Environmental Resources (1983 to 1986) and Director of the Office of Economic Development (1981 to 1983) for the Commonwealth of Pennsylvania. He serves on the Board of Directors of the PNC East Bank Advisory Board, the Provident National Life Insurance Company, the P.H. Glatfelter Company, the Greater Philadelphia Chamber of Commerce, the Philadelphia Convention and Visitors Bureau, the Pennsylvania Environmental Council, and the Board of Drexel University.

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

               General John W. Morris became a director of AWT in June 1992. From 1988 to October 1992, General Morris served as a director of Metcalf & Eddy Companies Inc. General Morris has been President of JW Morris Ltd., an engineering consulting firm, for more than five years. In addition, he presently serves as President of the National Waterways Foundation, Chairman of the Water Resources Congress and Chairman of the Environmental Effects Committee of the U.S. Committee on Large Dams. From 1986 to 1987 he served as President and Chairman of the Engineering Group of Planning Research Corporations. General Morris served as the Chief of Engineers, U.S. Army Corps of Engineers, from 1976 to 1980.

                                           * * * *

               Directors are elected annually and executive officers hold office for such terms as may be determined by the Board of Directors. The Board of Directors of AWT has an Executive Committee, an Audit Committee and a Compensation and Stock Option Committee.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

               Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to AWT under Rule 16a-3(d) of the Exchange Act during the fiscal year ended October 31, 1996 and Form 5 and amendments thereto furnished to AWT with respect to the fiscal year ended October 31, 1996, the Company has not identified any persons as having filed a late report under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

               SUMMARY COMPENSATION TABLE

               The following table shows, for the fiscal years ended October 31, 1996, 1995 and 1994, the cash compensation paid by AWT, as well as certain other compensation paid or accrued for those years, to each of the five most highly compensated executive officers of AWT in all capacities in which they served.

                                                                                Long Term Compensation
                                                 Annual Compensation                    Awards
                                               ------------------------      -----------------------------
                                                                              Restricted       Securities         All Other
                                                                                Stock          Underlying       Compensation
   Name and Principal Position       Year      Salary ($)     Bonus ($)      Award(s) ($)      Options (#)           ($)
------------------------------       ----      ----------     ---------      ------------      -----------      ------------
Claudio Elia                         1996         157,606        300,000                0           60,000(1)              0
Chairman of the Board and
Chief
Executive Officer
                                     1995         275,000        300,000                0                0             1,500(2)
                                     1994          99,429(3)           0            2,500(4)       100,000(5)              0

Alain Houdaille (6)                 1996         106,121        195,000                0                0           45,840 (7)
President and
Chief Executive Officer

Alain Brunais                        1996         207,450         75,000                0           18,000(1)         77,000(8)
Vice President, Chief Financial
Officer and Director
                                     1995         203,674         85,000                0                0            74,000(9)
                                     1994          39,168         17,000                0           50,000(10)        40,000(11)

Donald A. Deieso                     1996         213,896         85,000                0           46,500(1)         35,250(12)
President and Chief Executive
 Officer, Metcalf & Eddy, Inc.
                                     1995         210,000        170,000                0                0            23,500(13))
                                     1994         195,023              0                0                0                 0

George C. Mammola                    1996         213,996         55,000                0           35,500(1)         15,750(14)
President and Chief Executive
Officer, Research-Cottrell, Inc.
                                     1995         210,000        110,000                0                0             8,868(15)
                                     1994         184,080              0                0                0               693(16)

Michael M. Stump                     1996         234,060              0                0           20,000(1)         22,579(17)
President and Chief Executive
Officer, Professional Services
Group
                                     1995         220,000        180,000                0                0            13,600(18)
                                     1994          65,824(19)    110,000                0           40,000(5)              0

Patrick L. McMahon                   1996         170,019         75,000                0           12,000(1)          2,200(20)
President and Chief Executive
Officer, Professional Services
Group
                                     1995          66,003(21)     60,000                0           10,000(22)         1,100(23)

------------
(1) Mr. Elia was granted 60,000 options exercisable at $6.563 per share pursuant to AWT's Long Term Incentive Plan. Mr. Brunais was granted 18,000 options exercisable at $6.563 per share pursuant to AWT's Long Term Incentive Plan. Mr. Deieso was granted 20,129 options exercisable at $6.563 per share pursuant to AWT's Long Term Incentive Plan and 26,371 options exercisable at $8.00 per share pursuant to AWT's "Fresh Start" program. Mr. Mammola was granted 20,157 options exercisable at $6.563 per share pursuant to AWT's Long Term Incentive Plan and 15,343 options exercisable at $8.00 per share pursuant to AWT's "Fresh Start" program. Mr. Stump was granted 20,000 options exercisable at $6.563 per share pursuant to AWT's Long Term Incentive Plan. Mr. McMahon was granted 12,000 options at $6.563 per share pursuant to AWT's Long Term Incentive Plan.

(2) "All Other Compensation" for Mr. Elia for fiscal year 1995 consists of $1,500 contributed to AWT's Savings and Retirement Plan on behalf of Mr. Elia.

(3) Represents amounts paid to Mr. Elia during fiscal year 1994 since joining AWT on June 14, 1994. Mr. Elia was paid a base salary of $275,000.

(4) As of October 31, 1995, Mr. Elia held 2,500 shares of restricted Class A Common Stock, vesting over a four-year period, with an aggregate value of $12,500. The Company's Long-Term Incentive Compensation Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), all restrictions on these shares will lapse.

(5) In August 1994, Mr. Elia was granted options to purchase 100,000 shares of Class A Common Stock and Mr. Stump was granted options to purchase 40,000 shares of Class A Common Stock. The options vest over four years, 25% of the options vesting on each anniversary of the issuance date.

(6) Mr. Houdaille served as President and Chief Executive Officer of the Company from May 1996 to November 1996.

(7) "All Other Compensation" for Mr. Houdaille for fiscal year 1996 consists of $45,840 of housing expenses paid on behalf of Mr. Houidaille.

(8) "All Other Compensation" for Mr. Brunais for fiscal year 1996 consists of approximately $71,000 paid as a housing allowance or behalf of Mr. Brunais and approximately $6,000 paid as an automobile allowance

(9) "All other compensation" for Mr. Brunais for fiscal year 1995 consists of approximately $71,000 paid as a housing allowance on behalf of Mr. Brunais and approximately $3,000 paid as an automobile allowance.

(10) Mr. Brunais was granted 50,000 options exercisable at $8.00 per share pursuant to AWT's Long Term Incentive Plan.

(11) "All other compensation" for Mr. Brunais for fiscal year 1994 consists of $40,000 paid as a housing allowance on behalf of Mr. Brunais.

(12) "All Other Compensation" for Mr. Deieso for fiscal year 1996 consists of approximately $12,000 paid as an automobile allowance, $3,750 contributed to AWT's Savings and Retirement Plan on behalf of Mr. Deieso, and $19,500 credited to AWT's Supplemental Pension Plan on behalf of Mr. Deieso.

(13) "All Other Compensation" for Mr. Deieso for fiscal year 1995 consists of $3,750 contributed to AWT's Savings and Retirement Plan on behalf of Mr. Deieso, $12,750 credited to AWT's Supplemental Pension Plan on behalf of Mr. Deieso, and $7,000 paid to Mr. Deieso as an automobile allowance.

(14) "All Other Compensation" for Mr. Mammola for fiscal year 1996 consists of approximately $12,000 paid as an automobile allowance and $3,750 contributed to AWT's Savings and Retirement Plan on behalf of Mr. Mammola.

(15) "All Other Compensation" for Mr. Mammola for fiscal year 1995 consists of $4,055 contributed to AWT's Savings and Retirement Plan on behalf of Mr. Mammola and $4,813 paid to Mr. Mammola as an automobile allowance.

(16) "All Other Compensation" for Mr. Mammola for fiscal year 1994 consists of $693 contributed to AWT's Savings and Retirement Plan on behalf of Mr. Mammola.

(17) "All Other Compensation" for Mr. Stump for fiscal year 1996 consists of $9,065 paid to PSG's Pension Plan on behalf of Mr. Stump, $9,100 of life insurance paid on behalf of Mr. Stump, $4,164 paid as an automobile allowance, and $250 of country club subscriptions paid on behalf of Mr. Stump.

(18) "All Other Compensation" for Mr. Stump for fiscal year 1995 consists of $3,000 contributed to Mr. Stump's 401(k) plan as a matching contribution, $6,000 contributed to PSG's Pension Plan on behalf of Mr. Stump, $4,236 paid to Mr. Stump as an automobile allowance, $232 of country club subscriptions paid on behalf of Mr. Stump, and $132 of other compensation paid to or on behalf of Mr. Stump.

(19) Represents amounts paid to Mr. Stump during fiscal year 1994 since joining the Company on June 14, 1994. Mr. Stump was paid a base salary of $177,171 per annum for fiscal year 1994.

(20) "All Other Compensation" for Mr. McMahon during fiscal year 1996 consists of approximately $2,200 resulting from an automobile leased for Mr. McMahon by PSG.

(21) Represents amounts paid to Mr. McMahon during fiscal year 1995 since joining PSG in May 1995. Mr. McMahon was paid a base salary of $170,000.

(22) Mr. McMahon was granted 10,000 options exercisable at $5.75 per share in June 1995.

(23) "All Other Compensation" for Mr. McMahon during fiscal year 1995 consists of approximately $1,100 resulting from an automobile leased for Mr. McMahon by PSG.

EMPLOYMENT CONTRACTS

               On December 4, 1996, Mr. Stump resigned as President and Chief Executive Officer of PSG. PSG and Mr. Stump have entered into an agreement dated December 16, 1996 (the "Separation Agreement") relating to their relationship following the termination of his employment, which supersedes all rights and obligations (other than obligations imposed upon Mr. Stump pertaining to confidentiality, non-compete, and intellectual property) outstanding pursuant to the Employment Agreement with Mr. Stump. Under the terms of the Separation Agreement: (a) Mr. Stump agreed not to compete with PSG and Metcalf & Eddy during the period beginning on December 4, 1996 and ending on December 31, 1997; (b) Mr. Stump released the Company, all of its affiliated entities (including PSG, Metcalf & Eddy, and Research-Cottrell), and others (collectively the "Releasees") from any and all claims which he has or had against each or any of the Releasees regarding all events that have occurred through and including December 16, 1996; (c) PSG agreed to pay Mr. Stump $269,175.20 prior to January 4, 1997; (d) PSG agreed to pay $9,381.25 to Mr. Stump's lawyers; (e) all stock options held by Mr. Stump at the time of the termination of his employment were canceled; (f) PSG agreed to forgive a loan to Mr. Stump in the amount of $90,375.19 (including accrued interest) and an advance of $20,000.00; (g) Mr. Stump agreed to cooperate fully with the Company and PSG with respect to any civil litigation, civil investigation, or civil governmental proceeding now pending or hereafter instituted; and (h) Mr. Stump agreed to indemnify and hold each and all of the Releasees harmless from and against any and all claims arising out of any breach of the Separation Agreement by Mr. Stump.

               On November 7, 1996 the Company entered into an employment agreement (the "Employment Agreement") with Robert B. Sheh, pursuant to which Mr. Sheh serves as Chief Executive Officer and President of the Company. The Employment Agreement provides for an annual base salary of $400,000, with such increases as determined by the Board of Directors of the Company from time to time in its sole discretion. In addition, the Employment Agreement provides that Mr. Sheh will be eligible to receive a supplemental bonus of up to 60% of Mr. Sheh's base salary in each fiscal year, which bonus shall be determined by the Board of Directors of the Company in its sole discretion. Mr. Sheh was awarded 50,000 fully vested options upon commencement of employment, with 50,000 options to be awarded each year at the beginning of the second, third, fourth and fifth fiscal year (if Mr. Sheh is still employed by the Company under the terms of the Employment Agreement). If Mr. Sheh's employment is terminated by the Company for cause, the Company shall pay to Mr. Sheh only his base salary through the date of termination. If Mr. Sheh's employment shall terminate upon death or Disability (as defined), the Company shall pay Mr. Sheh his Contract Payments (as defined) for a period of twelve months. If the Company terminates Mr. Sheh's employment without cause, the Company shall pay Mr. Sheh the Contract Payments for a period of two years. If Mr. Sheh terminates his employment with the Company for any reason (other than a Change of Control, as defined), Mr. Sheh shall receive only his base salary through the date of termination. If Mr. Sheh's employment is terminated by a Change of Control, Mr. Sheh shall receive the Contract Payments for a period of two years.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               On and prior to August 12, 1996, the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors consisted of Messrs. Deschamps, Senior, Morris and Ms. Green. Mr. Senior resigned from the Board of Directors of AWT on August 12, 1996. Mr. Deschamps resigned from the Board of Directors of AWT on January 21, 1997. Since January 21, 1997, the Compensation Committee consists of Mr. Morris and Ms. Green. Mr. Deschamps is Adjunct Director General of CGE. Mr. Senior is a Managing Director of Allen & Company, which has performed investment banking and other services for the Company from time to time including serving as financial advisor to the Company in connection with the transactions contemplated by the Investment Agreement. Ms. Green is a partner at the law firm of Bryan Cave LLP, which has performed various legal services for the Company from time to time.




SUPPLEMENTAL PENSION PLAN

               The following table shows the estimated annual benefits payable upon retirement to participants in AWT's Supplemental Pension Plan.

                   Estimated Annual Retirement Benefits
                                                          Years of Service
    Bonus
 Remuneration        15          20          25          30          35
-------------       ------      ------      ------     -------     -------
   $25,000          $5,625      $7,500      $9,375     $11,250     $13,125
    50,000          11,250      15,000      18,750      22,500      26,250
    75,000          16,875      22,500      28,125      33,750      39,375
   100,000          22,500      30,000      37,500      45,000      52,500
   125,000          28,125      37,500      46,875      56,250      65,625

               At the present time, Donald A. Deieso, who is named in the Summary Compensation Table, is the only participant in an unfunded supplemental pension plan which provides additional annual retirement benefits equal to 1.5% of the average of the participant's final five bonuses multiplied by the participant's years of service, up to a maximum of 35 years. No separate accounts are maintained and no amounts are vested until a participant reaches retirement in the employ of AWT. Mr. Deieso, who is named in the Summary Compensation Table, has been credited with 7 years of service. The benefit amounts set forth in the Table above are not subject to reduction for social security benefits or for other offsets.


        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END
                               OPTION VALUES

               The following table sets forth information with respect to the named executives concerning unexercised options, held as of October 31, 1996. No options were exercised during fiscal 1996 by any of the named executive officers.

                                      Number of Securities
                                     Underlying Unexercised                   Value of Unexercised
                                       Options at FY-End                 In-the-Money Options at FY-End(1)

                                 Exercisable      Unexercisable         Exercisable          Unexercisable
            Name                     (#)               (#)                  (#)                   (#)
---------------------------     ------------     --------------         -----------          -------------

Claudio Elia(3)                    83,000            77,000                  0(2)                  0(2)

Alain Brunais(4)                   34,900            33,100                  0(2)                  0(2)

Donald A. Deieso(5)                24,256            22,244                  0(2)                  0(2)

George C. Mammola(6)               18,758            16,742                  0(2)                  0(2)

Michael M. Stump(7)                31,000            29,000                  0(2)                  0(2)

Patrick L. McMahon(8)               9,100            12,900                  0(2)                  0(2)

------------

(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Class A Common Stock of $6.375, the closing sale price per share of the Class A Common as reported on the American Stock Exchange Composite Tape for October 31, 1996.

(2) The exercisable and unexercisable options held by Messrs. Elia, Brunais, Deieso, Mammola, Stump and McMahon were not in-the-money as of October 31, 1996.

(3) The exercise price of the options held by Mr. Elia is (i) $6.563 per share in the case of his option to purchase 60,000 shares granted in March 1996 or
(ii) $8.00 pershare in the case of his option to purchase 100,000 shares granted in August 1994.

(4) The exercise price of the options held by Mr. Brunais is (i) $6.563 per share in the case of his option to purchase 18,000 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 50,000 shares granted in August 1994.

(5) The exercise price of the options held by Mr. Deieso is (i) $6.563 per share in the case of his option to purchase 20,129 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 26,371 shares granted in January 1996.

(6) The exercise price of the options held by Mr. Mammola is (i) $6.563 per share in the case of his option to purchase 20,157 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 15,343 shares granted in January 1996.

(7) The exercise price of the options held by Mr. Stump is (i) $6.563 per share in the case of his option to purchase 20,000 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 40,000 shares granted in August 1994.

(8) The exercise price of the options held by Mr. McMahon is (i) $6.563 per share in the case of his option to purchase 12,000 shares granted in March 1996 or (ii) $5.75 per share in the case of his option to purchase 10,000 shares granted in August 1994.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE OF THE BOARD OF DIRECTORS

               Decisions on compensation of the Company's executives generally are made by the four-member Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee" or "Committee"). Prior to August 12, 1996, the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors consisted of Messrs. Deschamps, Senior, Morris and Ms. Green. Mr. Senior resigned from the Board of Directors of AWT on August 12, 1996. Mr. Deschamps resigned from the Board of Directors of AWT on January 21, 1997. Since January 21, 1997, the Compensation Committee consists of Mr. Morris and Ms. Green. The Compensation Committee, as constituted prior to August 12, 1996, among other things, approved (i) Mr. Elia's salary and bonus for fiscal 1996 and (ii) approved the salary and bonuses of Messrs. Brunais, Deieso, Mammola and Stump.

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

Discussion of 1996 Compensation for the Chairman and Executive Officer

               Mr. Elia died in April of 1996 while serving as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Compensation Committee, in determining Mr. Elia's 1996 bonus, carefully reviewed Mr. Elia's service to the Company.

               In November 1996, the Company elected Robert B. Sheh as Chairman of the Board of Directors, President and Chief Executive Officer. The employment agreement with Mr. Sheh was approved by the Compensation Committee.




                                    COMPENSATION AND STOCK OPTION COMMITTEE

                                    John W. Morris
                                    Carol Lynn Green



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

                          STOCK PERFORMANCE GRAPH

              Oct. 91   Oct. 92  Oct. 93   Oct. 94   Oct. 95   Oct. 96
----------------------------------------------------------------------
       AWT      100       60       65        33        23        28
       S&P      100       110      126       132       166       206
  Fidelity      100       96       103       95        112       131

               The above chart shows a comparison of the cumulative total return for the period from November 1, 1991 through October 31, 1996, in (i) the Company's Class A Common Stock, (ii) the S&P 500 Composite Stock Price Index, and (iii) the Fidelity Select Environmental Services Fund. The stock price performance shown on the graph above is not necessarily indicative of future performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a)The following table sets forth information as of December 31, 1996 (unless otherwise noted in the notes following the table), as to the beneficial ownership of AWT's capital stock by (i) each person owning beneficially more than five percent of the outstanding shares of its Class A Common Stock, (ii) each director of AWT and (iii) all officers and directors of AWT as a group. The persons named in the table have sole voting and dispositive power with respect to all shares of Class A Common Stock unless otherwise noted in the notes following the table.

                                                                          Number of
                                                                          Shares of          Percent of
                                                                           Class A             Class A
                                                                            Common             Common
Name of Person or Group                                                     Stock              Stock
------------------------------                                       ------------------     -----------
Nicholas DeBenedictis                                                              0                *
Carol L. Green                                                                     0                *
William Kriegel                                                                    0                *
John W. Morris                                                                 3,079                *
Robert B. Sheh                                                               50,000 (1)             *
Alain Brunais                                                                36,900 (2)             *
Donald A. Deieso                                                             24,758 (3)             *
George C. Mammola                                                            18,759 (4)             *
Michael M. Stump                                                             11,000 (5)             *
Patrick L. McMahon                                                            7,000 (6)             *
Compagnie Generale des Eaux                                              18,408,975 (7)          49.9
52 Rue d'Anjou
75384 Paris Cedex 08
France
State of Wisconsin Investment Board                                        3,107,775              9.7
P.O. Box 7842
Madison, Wisconsin 53207
The Capital Group, Inc.                                                    2,536,700              7.9
333 South Hope Street
Los Angeles, California 90071
Qualivest                                                                  2,704,706             8.45
111 S.W. Fifth St. 1500
Portland, Oregon 97204
All directors and officers as a group (14 persons)                        18,625,035(8)          50.7

-----------
*Less than 1% ownership

(1) Represents 50,000 shares which may be acquired within 60 days of the date of the table.

(2) Includes 34,900 shares which may be acquired within 60 days of the date of the table.

(3) Includes 24,258 shares which may be acquired within 60 days of the date of the table.

(4) Represents 18,759 shares which may be acquired within 60 days of the date of the table.

(5) Includes 10,000 shares which may be acquired within 60 days of the date of the table.

(6) Represents 7,000 shares which may be acquired within 60 days of the date of the table.

(7) Includes 4,800,000 shares of Class A Common Stock underlying the 1,200,000 shares of the Preferred Stock beneficially owned by CGE. CGE owns all of the outstanding shares of the Preferred Stock.

(8) Includes 205,081 shares which may be acquired within 60 days of the date of the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               On June 14, 1994, the stockholders of AWT approved the issuance of Company securities pursuant to an Investment Agreement dated as of March 30, 1994 (the "Investment Agreement"), among AWT, CGE, and Anjou pursuant to which, among other things, AWT (i) issued to CGE 1,200,000 shares of a newly designated series of Preferred Stock, designated as 5 1/2% Series A Convertible Exchangeable Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60,000,000, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG and PSG Canada. As a result, CGE increased its ownership interest in AWT to approximately 48% of the total voting power of the Company's voting securities. In addition, AWT benefitted from certain financial undertakings from CGE, including a $125,000,000 loan from CGE and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also has representation on AWT's Board of Directors and the right to designate AWT's Chief Executive Officer and Chief Financial Officer all as further described below. In August 1996, the Company entered into a seven year, $60 million unsecured revolving credit facility with Anjou.

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

               At the Annual Meeting held on April 29, 1996, shareholders of the Company elected four directors who were designated by CGE (Messrs. Deschamps, Houdaille, Messier and Kriegel). Also in accordance with the terms of the Investment Agreement, the Board of Directors appointed as designees of CGE Mr. Alain Houdaille as Chief Executive Officer and Mr. Alain Brunais as Chief Financial Officer.

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

               Affiliate Transactions

               CGE has agreed on behalf of itself and its affiliates that any transactions (or series of related transactions) between the Company and any of its affiliates and CGE or any of its affiliates will be on an arm's length basis. Any such transaction (or series of related transactions) having an aggregate value in excess of $1,000,000 must be approved by a majority of the Independent Directors or a special committee thereof. The Company, CGE and Anjou have further agreed that all claims by the Company against CGE or its Affiliates under the Investment Agreement may be taken only by majority approval of such Independent Directors on Special Committee.

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

               Dividends

               The holders of shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, cumulative dividends at an annual rate of $2.75 per share, payable in cash quarterly in arrears in equal amounts on March 31, June 30, September 30 and December 31 of each year (each a "Dividend Payment Date"), commencing on June 30, 1994. Dividends other than for a fully quarterly period accrue on the basis of the actual number of days elapsed in a 365-day year. Quarterly dividends which are not paid in full in cash cumulate without interest until declared and paid by the Board of Directors. Holders of the Series A Preferred Stock entitled to receive all accrued dividends in preference to and priority over dividends on the Company's Class A Common Stock, and no distribution in respect of the Class A Common Stock and no redemption, purchase, retirement or acquisition for value of Class A Common Stock may occur, or money be set apart therefor, unless all dividends accrued on the Series A Preferred Stock through the immediately preceding Dividend Payment Date have been declared and paid. If the Series A Preferred Stock is exchanged into Convertible Debt, the interest rate will be 5 1/2% per annum. The Company paid approximately $3,300,000 to CGE as dividends on the Series A Preferred Stock during fiscal 1996.

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

               Restrictions on Resale; Registration Rights

               The Series A Preferred Stock and the Class A Common Stock held by CGE are each a "restricted security" as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Consequently, resales of such shares by CGE, unless registered under the Securities Act, are subject to the timing, volume and other limitations of Rule 144. Under the Investment Agreement, CGE has certain registration rights with respect to such shares. See "-Certain Covenants of the Company-Registration Rights" above.

CGE CREDIT AGREEMENT

               In connection with the Investment Agreement, the Company and CGE entered into a Credit Agreement dated as of June 14, 1994 pursuant to which the Company received a $125,000,000 term loan from CGE. The term loan is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by AWT, plus 125 basis points and has a final maturity of June 15, 2001. The term loan contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries.
On June 14, 1994, the Company utilized a substantial portion of the proceeds from the term loan to retire its 11.18% Senior Notes with The Prudential Insurance Company of America. The Company paid approximately $8.5 million to CGE as interest on the term loan during fiscal 1996.

                In August 1996, the Company entered into a $60 million unsecured revolving credit facility with Anjou ("Anjou Credit Facility"). The facility matures in August 2003. The borrowings under the facility bear interest at LIBOR plus .6% (6% at October 31, 1996). In conjunction with this new financing the Company reduced its more expensive $130 million Senior Secured Credit Facility ("Bank Credit Facility") to $50 million. As of October 31, 1996, the Company's outstanding borrowings under the Anjou Credit Facility totaled $60 million. The Company paid $584,246.90 to Anjou as interest on this loan during fiscal 1996.

OTHER RELATED TRANSACTIONS

               Mr. Senior, a Director of the Company from October 1987 to August 1996, is a Managing Director of Allen & Company, which has performed investment banking and other services for the Company from time to time.
Allen & Company served as a financial advisor to the Company in connection with the transactions contemplated by the Investment Agreement. Pursuant to this work, the Company agreed to pay certain fees to Allen & Company, including a final payment of $2.5 million in fiscal 1996. Ms. Green, a Director of the Company since June 1994, is a partner at the law firm of Bryan Cave. Bryan Cave has performed various legal services for the Company from time to time.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

   a(1). Financial Statements and Supplementary Data.

         See, "Index to Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

   a(2). Financial Statement Schedule.

         See, "Index to Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

    a(3). Exhibits:

   Exhibit No.                             Description                                                          Location
--------------         -------------------------------------------------------                                  --------
       3.01            Restated Certificate of Incorporation of the Registrant                                     (1)
                       dated July 10, 1987

     3.01(a)           Certificate of Amendment to Certificate of Incorporation                                    (2)
                       of the Registrant dated October 27, 1987

     3.01(b)           Certificate of Amendment to Certificate of Incorporation                                    (2)
                       of the Registrant filed June 21, 1989

     3.01(c)           Certificate of Amendment to Restated Certificate of                                         (2)
                       Incorporation of the Registrant filed July 5, 1989

     3.01(d)           Certificate of Designation of 5 1/2% Series A Convertible                                   (11)
                       Exchangeable Preferred Stock filed June 14, 1994

       3.02            By-Laws of the Registrant, as amended                                                       (1)

      10.01            Form of Supplemental Pension Agreement of
                       Research-Cottrell                            (1)(Ex.10.20)

      10.02            1988 Long-Term Incentive Compensation Plan of                                               (10)
                       Metcalf & Eddy, effective as of September 30, 1988, as
                       amended  September 7, 1989 and March 19, 1990

    10.02(a)           1989 Long-Term Compensation Plan of the Registrant,                                         (2)
                       effective as of July 31, 1989

      10.03            Research-Cottrell Environmental Engineering Profit                                     (3)(Ex.10.27)
                       Sharing Plan, as amended

      10.04            Research-Cottrell Thrift Plan                                                          (3)(Ex.10.29)


      10.05            Senior Guaranteed Credit Agreement,    dated as of                                          (7)
                       March 10, 1995, by and  among the Registrant, the
                       Persons listed on Annex B thereto as Borrowers and
                       Guarantors, the Banks listed on the signature pages
                       thereof, the First National Bank of Chicago as
                       Arranging Agents, the First  National Bank of Chicago
                       as  Administrative Agent, and Societe Generale, New
                       York Branch, as  Collateral Agent and Issuing Bank

      10.06            Agreement, dated March 13, 1989, between Research-Cottrell                             (4)(Ex.10.31)
                       and certain of its air subsidiaries and Reliance
                       Insurance Company, United Pacific Insurance and Planet
                       Insurance Company of Federal Way Washington

      10.07            Agreement, dated March 13, 1989, between Research-Cottrell                            (4)(Ex.10.31(A))
                       and certain of its water subsidiaries and
                       Reliance Insurance Company, United Pacific Insurance
                       and Planet Insurance Company of Federal Way
                       Washington

      10.08            Letter Agreement dated March 18, 1994 between the                                             (11)
                       Registrant and Compagnie Generale des Eaux

      10.09            Investment Agreement, dated as of   March 30, 1994,                                           (10)
                       among the Registrant, Compagnie Generale des Eaux
                       and Anjou International Company

      10.10            Credit Agreement, dated as of June 14, 1994, between                                          (11)
                       the Registrant and Compagnie Generale des Eaux

      10.11            Amended and Restated Subordination Agreement dated                                            (12)
                       as of March 10, 1995, as amended and  restated as of
                       November 1995, among Compagnie Generale des Eaux,
                       the Registrant, the First  National Bank of Chicago and
                       United States Fidelity and Insurance Company, Fidelity
                       and Guaranty Insurance Company and Fidelity and
                       Guaranty Insurance Underwriters, Inc. and any  affiliate
                       of the foregoing

      10.12            Employment Agreement dated as of October 15, 1995                                             (12)
                       between Michael M. Stump and Professional Services
                       Group, Inc.

      10.13            Master Surety Agreement made October 31, 1995 by the                                          (12)
                       Registrant, Research-Cottrell, Inc.,  Metcalf & Eddy,
                       Inc., and Professional Services  Group, Inc., for the
                       continuing benefit of United States Fidelity and
                       Guaranty Company, Fidelity and  Guaranty Insurance
                       Underwriters, Inc. and Fidelity and Guaranty Insurance
                       Company and USF&G Insurance Company of
                       Mississippi.

      10.14            Revolving Credit Agreement dated as of August 2, 1996                                  Filed herewith
                       between the Registrant and Anjou International
                       Company

      10.15            Employment Agreement dated as of November 7, 1996                                      Filed herewith
                       between Robert B. Sheh and the Registrant

      10.16            Separation Agreement dated as of December 16, 1996                                     Filed herewith
                       between Michael M. Stump and Professional Services
                       Group, Inc.

         11            Statement Re computation of per share earnings                                         Filed herewith

         21            List of Subsidiaries of the Registrant                                                 Filed herewith

         23            Consent of Independent Public Accountants                                              Filed herewith

         27            Financial Data Schedule                                                                Filed herewith

-------------
(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-17833), as amended, which became effective on April 12, 1988.

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

(11) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 21, 1994, as filed with the Securities and Exchange Commission on January 30, 1995.

(12) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as filed with the Securities and Exchange Commission on January 3, 1996.


(b) Reports on Form 8-K.

   Not Applicable.


                                  SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Air & Water Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AIR & WATER TECHNOLOGIES
                                 CORPORATION


Dated:  January 29, 1997         By:  /s/  Robert B. Sheh
                                 -------------------------------------------
                                    Robert B. Sheh
                                    Chairman of the Board of Directors,
                                      President and Chief Executive
                                      Officer(Principal Executive Officer)


Dated:  January 29, 1997         By: /s/ Alain Brunais
                                 -------------------------------------------
                                    Alain Brunais
                                    Vice President, Chief Financial Officer
                                      and Director (Principal Accounting
                                      Officer) (Principal Financial Officer)


Dated:  January 29, 1997         By: /s/ Nicholas DeBenedictis
                                 -------------------------------------------
                                    Nicholas DeBenedictis
                                    Director


Dated:  January 29, 1997         By: /s/ William Kriegel
                                 -------------------------------------------
                                    William Kriegel
                                    Director


Dated:  January 29, 1997         By: /s/ Carol Lynn Green
                                 -------------------------------------------
                                    Carol Lynn Green
                                    Director


Dated:  January 29, 1997         By: /s/ John. W. Morris
                                 -------------------------------------------
                                    John W. Morris
                                    Director






                                 EXHIBIT INDEX

   Exhibit Number                                  Description                                     Page
-------------------            ----------------------------------------------------          ---------------

10.14                          Revolving Credit Agreement dated as of August 2,               Filed herewith
                               1996 between the Registrant and Anjou International
                               Company

10.15                          Employment Agreement dated as of November 7, 1996              Filed herewith
                               between Robert B. Sheh and the Registrant

10.16                          Separation Agreement dated as of December 16, 1996             Filed herewith
                               between Michael M. Stump and Professional Services
                               Group, Inc.

11                             Statement Re computation of per share earnings                 Filed herewith

21                             List of Subsidiaries of the Registrant                         Filed herewith

23                             Consents of Independent Public Accountants                      Filed herewith

27                             Financial Data Schedule                                        Filed herewith
