Form 10-Q
period 1997-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1997-02-21
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
------
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997
                               -----------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------
SECURITIES ACT OF 1934


For the transition period from          to
                               --------    --------

                Commission File Number  033-17921
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
 Yes    X      No
       ---        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

Class A

$.001 Par Value Common Stock                        32,019,254
----------------------------              -----------------------------
     (Title of Class)                     (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
 CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 1997 AND OCTOBER 31, 1996
 -----------------------------------------------------------------------
               (in thousands , except share data)
                --------------------------------

             ASSETS                                   1997       1996
             ------                                   ----       ----
                                                  (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                        $  9,441   $  12,667
  Accounts receivable, net                           89,233     100,933
  Costs and estimated earnings in excess of
      billings on uncompleted contracts              49,677      48,097
  Inventories                                        13,156      11,319
  Prepaid expenses and other current assets          11,147      12,027
                                                   --------    --------
      Total current assets                          172,654     185,043

PROPERTY, PLANT AND EQUIPMENT, net                   35,339      35,432
INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES    22,133      22,062
GOODWILL                                            263,810     265,860
OTHER ASSETS                                         29,285      29,873
                                                   --------    --------
      Total assets                                 $523,221    $538,270
                                                   ========    ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt           $   384     $   378
  Accounts payable                                  69,438      73,951
  Accrued expenses                                  66,851      76,656
  Billings in excess of costs and estimated
    earnings on uncompleted contracts               29,262      23,995
  Income taxes payable                               2,239       2,507
                                                  --------    --------
      Total current liabilities                    168,174     177,487
                                                  --------    --------

LONG-TERM DEBT                                     314,670     306,542
                                                  --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized,
    2,500,000 shares;issued 1,200,000 shares;
    liquidation value $60,000                           12          12
  Common stock par value $.001 authorized
    100,000,000 shares;issued 32,109,156 and
    32,107,906 shares                                   32          32
  Additional paid-in capital                        427,036    427,036
  Accumulated deficit                              (385,787)  (372,433)
  Common stock in treasury, at cost                    (108)      (108)
  Cumulative currency translation adjustment           (808)      (298)
                                                    --------   --------
      Total stockholders' equity                     40,377     54,241
                                                    --------   --------
      Total liabilities and stockholders' equity   $523,221   $538,270
                                                   ========   ========
The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
             CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------
  FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1997 AND 1996
  ------------------------------------------------------------
                (in thousands, except share data)
                 -------------------------------
                           (unaudited)
                            ---------
                                          Three Months
                                       Ending January 31
                                       -----------------

                                         1997       1996
                                         ----       ----

SALES                                   $146,959   $159,206

COST OF SALES                            122,755    128,424
                                        --------   --------

 Gross margin                             24,204     30,782

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   25,194     22,990

DEPRECIATION AND AMORTIZATION              5,229      4,929
                                        --------   --------

 Operating income (loss)                  (6,219)     2,863

INTEREST EXPENSE                          (5,968)    (5,614)

INTEREST INCOME                              114        260

OTHER EXPENSE, NET                          (326)      (131)
                                        --------   --------

 Loss before income taxes
 and minority interest                   (12,399)    (2,622)

INCOME TAXES                                 131        323
                                        --------   --------

NET LOSS                                $(12,530)   $(2,945)
                                        ========   ========

LOSS PER COMMON SHARE
 (AFTER PREFERRED STOCK DIVIDENDS)          (.42)      (.12)
                                        ========   ========

 Weighted average number of shares
   outstanding                            32,019     32,018
                                        ========   ========

The accompanying notes are an integral part of these statements.


              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
  FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 1997 AND 1996
  ------------------------------------------------------------
                         (in thousands)
                          ------------
                           (unaudited)
                            ---------

                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(12,530)  $(2,945)
     Adjustments to reconcile net loss to net cash
         provided by (used for) continuing operations -
      Depreciation and amortization                           5,229      4,929
      Other, net                                                191        269

     Changes in assets and liabilities -
             (Increase) decrease in assets -
                 Accounts receivable                         11,700      4,077
                 Costs and estimated earnings in excess of
                     billings on uncompleted contracts       (1,580)     4,330
                 Inventories                                 (1,837)       403
                 Prepaid expenses and other current assets      301     (3,904)
                 Other assets                                  (121)        76
            Increase (decrease) in liabilities -
                 Accounts payable                            (4,596)    (2,307)
                 Accrued expenses                            (9,572)    (5,953)
                 Billings in excess of costs and estimated
                     earnings on uncompleted contracts        5,267       (255)
                 Income taxes                                  (265)        (9)
                                                            --------  --------
                 Net cash used for continuing operations     (7,813)    (1,289)
                 Net cash provided by
                    discontinued operations                     662        112
                                                            --------  --------
                 Net cash used for operating activities      (7,151)    (1,177)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of business                              --      2,353
     Capital expenditures                                    (1,758)    (1,983)
     Investment in environmental treatment facilities            69        215
     Start up costs and other, net                           (1,182)    (2,052)
                                                           --------   --------
                 Net cash used for
                   investing activities                      (2,871)    (1,467)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable and long-term debt                (66)       (68)
     Net borrowings under credit facilities                   8,200      4,500
     Cash dividends paid                                       (825)      (825)
     Other, net                                                (513)      (921)
                                                           --------   --------
               Net cash provided by financing activities      6,796      2,686
                                                           --------   --------
               Net increase (decrease) in cash and cash
                  equivalents                                (3,226)        42

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             12,667     11,168
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 9,441    $11,210
                                                           ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest               $ 8,106    $ 7,497
                                                           ========   ========
The accompanying notes are an integral part of these statements.


             AIR & WATER TECHNOLOGIES CORPORATION
             ------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                        JANUARY 31, 1997
                        ----------------
                           (unaudited)
                            ---------

(1)  Basis of Presentation:
     ---------------------

     The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the consolidated financial statements of Air & Water Technologies Corporation and its consolidated subsidiaries (the "Company") as included in its Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1996. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

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


(3)  Reclassifications:
     -----------------
     Certain reclassifications have been made to conform the 1996 consolidated financial statements to the 1997 presentation.

ITEM II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1996.

Results of Operations
---------------------

Summarized below is certain financial information relating to the core segments of the Company (in thousands):

[CAPTION]

                                         Three Months Ended January 31
                                         -----------------------------
                                               1997        1996
                                               ----        ----
Sales:
     Professional Services Group             $ 62,588   $ 64,034
     Metcalf & Eddy                            44,591     47,138
     Research - Cottrell                       40,322     48,649
     Other and eliminations                      (542)      (615)
                                             --------   --------
                                             $146,959   $159,206
                                             ========   ========

Cost of Sales:
     Professional Services Group             $ 57,959   $ 56,676
     Metcalf & Eddy                            32,050     33,873
     Research - Cottrell                       33,288     38,490
     Other and eliminations                      (542)      (615)
                                             --------   --------
                                             $122,755   $128,424
                                             ========   ========

Selling, General and Administrative Expenses:
     Professional Services Group             $  3,821   $  3,478
     Metcalf & Eddy                            11,052      9,539
     Research - Cottrell                        8,252      8,320
     Other and eliminations                        --         --
     Corporate (unallocated)                    2,069      1,653
                                             --------   --------
                                             $ 25,194   $ 22,990
                                             ========   ========

Depreciation and Amortization:
     Professional Services Group             $  2,046   $  1,964
     Metcalf & Eddy                             1,712      1,464
     Research - Cottrell                        1,343      1,389
     Other and eliminations                        --         --
     Corporate (unallocated)                      128        112
                                             --------   --------
                                             $  5,229   $  4,929
                                             ========   ========

Operating Income (Loss):
     Professional Services Group             $ (1,238)  $  1,916
     Metcalf & Eddy                              (223)     2,262
     Research - Cottrell                       (2,561)       450
     Other and eliminations                        --         --
     Corporate (unallocated)                   (2,197)    (1,765)
                                             --------   --------
                                             $ (6,219)  $  2,863
                                             ========   ========

Professional Services Group
---------------------------

Additional direct project costs required under the PRASA contract and costs associated with the U.S. Department of Justice investigation contributed significantly to the operating loss of $1.2 million for the three month period ended January 31, 1997. Also impacting the results were lower operating margins on several other projects due to higher direct costs which were not recovered due to competitive pricing pressures.

The Company's sales have remained comparable to the prior period as a result of the privatization market developing more slowly than anticipated. Although the Company has been successful in obtaining most of its contract renewals it continues to experience delays in negotiating and closing new business opportunities. Results are expected to improve throughout the year and be comparable to the prior period results due to potential new contracts and certain contractual incentive clauses which are expected to be realized later in the fiscal year.


Metcalf & Eddy
--------------

The $.2 million operating loss during the three month period ended January 31, 1997 was primarily due to a $1.7 million charge related to a cancellation penalty for one of its high cost leased facilities. Excluding this charge, the results compared to the prior period were unfavorably impacted by lower sales volume due to delays in obtaining task order releases on several of its government contracts.

The results are expected to improve throughout the year and be comparable to the prior year due to the seasonality impacts and task order releases which could result in higher sales levels. The operating margins may also decrease compared to the prior period as more design-build and construction type projects are pursued.


Research-Cottrell
-----------------

An operating loss of $2.6 million was sustained during the three month period ended January 31, 1997 which was $3.0 million worse than the comparable prior period. The results were unfavorably impacted by lower sales volumes in certain operations and decreases in margin rates due to delays in
issuing  new  air  quality  standards  by  the  EPA,   price
pressures  from the highly competitive markets,  unfavorable
product  line  mix and project execution.   Lower  operating
margins were reflected in REECO and Ecodyne ($1.0 and $.7 million) due to lower sales volume as well as Custodis and R-C International ($.7 million and $.5 million) due to sales volume and lower margin rates. Although the results are expected to improve slightly throughout the year, the unfavorable trend compared to the prior periods related to volume and margin rates is expected to continue due to the aforementioned reasons.


Corporate and Other
-------------------

The unallocated corporate costs were $.4 million higher than
the   comparable  prior  period  due  to  increased  outside
services.   In addition, higher average borrowings  resulted
in increased interest expense.


Financial Condition
-------------------
Cash used by operations for the three month period ended January 31, 1997 amounted to $7.2 million and was unfavorably impacted by the net loss of $12.5 million including a $2.2 million cancellation penalty for a leased facility. The Company also utilized $2.8 million of cash for capital expenditures, investments in environmental treatment facilities and other investment activities including start up costs during the period. These cash requirements were funded principally through borrowings under the Company's credit facilities discussed below. As a result of the above, net financial debt (debt less cash) increased by $11.4 million during the three month period ended January 31, 1997.

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

The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (5.5% at January 31, 1997), as defined, plus .875% or at a defined bank rate approximating prime (8.25% at January 31, 1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations and contains certain financial and other restrictive covenants , including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to designate its proportionate share of the Company's Board of Directors as well as the Chief Executive Officer and Chief Financial Officer. The Company compensates CGE for its support in an amount equal to .95% per annum of the outstanding commitment of its credit facilities. Under the Bank Credit Facility at January 31, 1997, the Company had outstanding borrowings of $9.5 million (capacity of $27.5 million) and outstanding letters of credit of $22.5 million.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the three month period ended January 31, 1997, and the years ended October 31, 1996 and 1995 total capital expenditures were $1.8 million, $7.5 million and $7.9 million, respectively. At October 31, 1996, the Company had no material outstanding purchase commitments for capital expenditures. As of February 20, 1997, the Company has borrowed an additional $3.5 million during the second quarter of fiscal 1997 under its credit facilities. Management believes that it will be able to manage its near-term cash requirements through its remaining Bank Credit Facility capacity ($14 million), current cash balances and working capital reductions.


Statement Regarding Forward Looking Disclosures
-----------------------------------------------

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

PART II.  OTHER INFORMATION


ITEM  I.    Legal Proceedings


     In connection with a broad investigation by the U.S. Department of Justice into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system. PSG has cooperated and continues to cooperate with the Justice Department which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's chief executive officer, Michael M. Stump, on administrative leave of absence with pay. Mr. Stump, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the Department of Justice and continues to cooperate fully with its investigation.

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


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                              (registrant)



Date   February 21, 1997                           /s/ Alain Brunais
       -----------------                           ------------------
                                                   Alain Brunais
                                                   Chief Financial Officer