Form 10-Q
period 1997-04-30
AIR & WATER TECHNOLOGIES CORP
filed 1997-06-12
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
------
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997
                              ---------------

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
 Yes    X      No
      ----         ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

Class A

$.001 Par Value Common Stock                           32,019,254
----------------------------                 ---------------------------
     (Title of Class)                       (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                            AIR & WATER TECHNOLOGIES CORPORATION
                            ------------------------------------
         CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1997 AND OCTOBER 31, 1996
         ---------------------------------------------------------------------
                               (in thousands, except share data)
                               ----------------------------------
[CAPTION]

             ASSETS                               1997         1996
             -----                                ----         ----
                                               (unaudited)
                                                ---------
CURRENT ASSETS:
  Cash and cash equivalents                      $ 13,836    $ 12,667
  Accounts receivable, net                         89,735     100,933
  Costs and estimated earnings in excess of
      billings on uncompleted contracts            43,262      48,097
  Inventories                                      11,973      11,319
  Prepaid expenses and other current assets        11,484      12,027
                                                  -------     -------
      Total current assets                        170,290     185,043

PROPERTY, PLANT AND EQUIPMENT, net                 29,690      35,432
INVESTMENTS IN ENVIRONMENTAL TREATMENT
  FACILITIES                                       21,968      22,062
GOODWILL                                          244,236     265,860
OTHER ASSETS                                       23,002      29,873
                                                  -------     -------
      Total assets                               $489,186    $538,270
                                                  =======     =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings and current
   installments of long-term debt                $ 11,872    $    378
  Accounts payable                                 78,949      73,951
  Accrued expenses                                 87,523      76,656
  Billings in excess of costs and estimated
   earnings on uncompleted contracts               28,160      23,995
  Income taxes payable                              2,366       2,507
                                                  -------     -------
      Total current liabilities                   208,870     177,487
                                                  -------     -------
LONG-TERM DEBT                                    305,097     306,542
                                                  -------     -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 authorized,
    2,500,000 shares; issued 1,200,000 shares;
    liquidation value $60,000                         12          12
  Common stock par value $.001 authorized
    100,000,000 shares; issued 32,109,156 and
    32,107,906 shares                                 32          32
  Additional paid-in capital                     427,036     427,036
  Accumulated deficit                           (450,599)   (372,433)
  Common stock in treasury, at cost                 (108)       (108)
  Cumulative currency translation adjustment      (1,154)       (298)
                                                 -------    --------
      Total stockholders' equity                 (24,781)     54,241
                                                 -------    --------
      Total liabilities and stockholders'
       equity                                  $ 489,186    $538,270
                                                ========    ========

The accompanying notes are an integral part of these statements.

                 AIR & WATER TECHNOLOGIES CORPORATION
                 ------------------------------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
     FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996
     -----------------------------------------------------------------
                 (in thousands, except per share data)
                  -----------------------------------
                             (unaudited)
                              ---------

                                Three Months           Six Months
                               Ended April 30        Ended April 30
                               --------------        --------------
                                 1997      1996       1997      1996
                                 ----      ----       ----      ----
[CAPTION]

SALES                           $148,275  $167,491   $295,234  $326,697

COST OF SALES                    136,596   133,500    259,351   261,924
                                 -------   -------    -------   -------

 Gross margin                     11,679    33,991     35,883    64,773

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           37,561    24,057     62,755    47,047

DEPRECIATION AND AMORTIZATION      6,799     5,147     12,028    10,076

IMPAIRMENT CHARGES                25,000         -     25,000         -
                                 -------    -------   -------   -------

 Operating income (loss)         (57,681)    4,787    (63,900)    7,650

INTEREST EXPENSE                  (5,985)   (5,618)   (11,953)  (11,232)

INTEREST INCOME                      121       334        235       594

OTHER EXPENSE, NET                  (139)     (482)      (465)     (613)
                                 -------    -------   -------    ------

 Loss before income taxes        (63,684)     (979)   (76,083)   (3,601)

INCOME TAXES                         302       326        433       649
                                 -------   -------    -------   -------

NET LOSS                        $(63,986) $ (1,305)  $(76,516) $ (4,250)
                                 =======   =======    =======   =======

LOSS PER COMMON SHARE
 (AFTER PREFERRED STOCK
    DIVIDENDS)                  $  (2.02) $   (.07)  $  (2.44) $  (.18)
                                 =======   =======    =======   =======

 Weighted average number
   of shares outstanding          32,019    32,018     32,019   32,018
                                 =======   =======    =======  =======

The accompanying notes are an integral part of these statements.

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
     FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996
     -------------------------------------------------------
                         (in thousands)
                          ------------
                           (unaudited)
                            ---------

                                                          1997          1996
[CAPTION]

                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (76,516)      $ (4,250)
  Adjustments to reconcile net loss to net cash
  provided by (used for) continuing operations -
     Depreciation and amortization                       12,028         10,076
     Impairment charges and other, net                   27,298            395

      Changes in assets and liabilities -
      (Increase) decrease in assets -
      Accounts receivable, net                           11,074          4,651
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                 4,835          2,704
      Inventories                                          (654)          (181)
      Prepaid expenses and other current assets
                                                            337           (371)
      Other assets                                        6,187            184
      Increase (decrease)
        in liabilities -
      Accounts payable                                    4,965         (4,949)
      Accrued expenses                                    6,504        (12,722)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                 4,165          3,077
      Income taxes                                         (138)          (160)
                                                        -------        -------
      Net cash provided by (used for) continuing
        operations                                           85         (1,546)
      Net cash provided by discontinued operations
                                                            392            485
                                                        -------        -------
      Net cash provided by (used for) operating
         activities                                         477         (1,061)
                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business                            373          2,353
  Capital expenditures                                   (3,817)        (3,739)
  Investment in environmental treatment facilities          234            336
  Start up costs and other, net                          (3,389)        (4,290)
                                                        -------        -------
     Net cash used for investing activities              (6,599)        (5,340)
                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable and long-term debt              (133)          (132)
  Net borrowings under credit facilities                 10,182          9,000
  Cash dividends paid                                    (1,650)        (1,650)
  Other, net                                             (1,108)        (1,066)
                                                        -------        -------
     Net cash provided by financing activities            7,291          6,152
                                                        -------        -------
     Net increase (decrease) in cash and cash
      equivalents                                         1,169           (249)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         12,667         11,168
                                                        -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 13,836       $ 10,919
                                                        =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest          $ 11,389       $ 10,902
                                                        =======        =======

The accompanying notes are an integral part of these statements.

                      AIR & WATER TECHNOLOGIES CORPORATION
                      -------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                April 30, 1997
                                --------------
                                  (unaudited)
                                   ---------


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

(4)  Recent Developments:
     -------------------
     These interim financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations, including a discussion on the current period charges, revised business strategy and waivers and amendments related to the Bank Credit Facility.

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

Results of Operations
---------------------

Summarized below is certain financial information relating to the core segments of the Company (in thousands):

[CAPTION]

                                    Three Months Ended       Six Months Ended
                                           April 30              April 30
                                    -------------------     -----------------

                                        1997       1996      1997       1996
                                        ----       ----      ----       ----
Sales:
  Professional Services Group        $ 67,139   $ 63,273   $129,727   $127,307
  Metcalf & Eddy                       41,908     50,964     86,499     98,102
  Research - Cottrell                  39,644     54,326     79,966    102,975
  Other and eliminations                 (416)    (1,072)      (958)    (1,687)
                                     --------   --------   --------   --------
                                     $148,275   $167,491   $295,234   $326,697
                                     ========   ========   ========   ========

Cost of Sales:
  Professional Services Group        $ 62,830   $ 55,336   $120,789   $112,012
  Metcalf & Eddy                       38,695     35,442     70,745     69,315
  Research - Cottrell                  35,487     43,794     68,775     82,284
  Other and eliminations                 (416)    (1,072)      (958)    (1,687)
                                     --------   --------   --------   --------
                                     $136,596   $133,500   $259,351   $261,924
                                     ========   ========   ========   ========

Selling, General and Administrative Expenses:
  Professional Services Group        $  9,307   $  3,740   $ 13,128  $   7,218
  Metcalf & Eddy                       18,074     10,737     29,126     20,276
  Research - Cottrell                   8,274      7,770     16,526     16,090
  Other and eliminations                    -          -          -          -
  Corporate (unallocated)               1,906      1,810      3,975      3,463
                                     --------   --------   --------   --------
                                     $ 37,561   $ 24,057   $ 62,755   $ 47,047
                                     ========   ========   ========   ========

Depreciation and Amortization:
  Professional Services Group        $  2,047   $  2,079   $  4,093   $  4,043
  Metcalf & Eddy                        3,251      1,511      4,963      2,975
  Research - Cottrell                   1,371      1,443      2,714      2,832
  Other and eliminations                    -          -          -          -
  Corporate (unallocated)                 130        114        258        226
                                     --------   --------   --------   --------
                                     $  6,799   $  5,147   $ 12,028   $ 10,076
                                     ========   ========   ========   ========

Impairment Charges:
  Research - Cottrell                $ 25,000   $      -   $ 25,000   $      -
                                     ========   ========   ========   ========
Operating Income (Loss):
  Professional Services Group        $ (7,045)  $  2,118   $ (8,283)  $  4,034
  Metcalf & Eddy                      (18,112)     3,274    (18,335)     5,536
  Research - Cottrell                 (30,488)     1,319    (33,049)     1,769
  Other and eliminations                    -          -          -          -
  Corporate (unallocated)              (2,036)    (1,924)    (4,233)    (3,689)
                                     --------    --------   --------  --------
                                     $(57,681)  $  4,787   $(63,900)  $  7,650
                                     ========   ========   ========   ========


Professional Services Group
---------------------------

The operating losses sustained during the three and six month periods ended April 30, 1997 were primarily the result of additional provisions and asset write-offs which approximated $9.3 million. These charges were primarily related to revised estimates of direct project costs of $2.8 million required under the PRASA contract; professional fees of $5.3 million related to marketing consultants, the U.S. Department of Justice investigation and certain litigation matters; and provisions of $1.2 million for revised collectibility estimates for certain non-current note receivables.

Excluding the effect of the aforementioned charges, the operating results were $.5 million and $3.0 million lower than the three and six month comparable prior periods ended April 30, 1996 due to a reduction in gross margin rates of 1.9% and 3.0%, or $1.3 million and $3.9 million, respectively. Additional direct project costs including certain higher non-recoverable costs resulting from competitive pricing pressures and timing of certain contractual incentive clauses for the PRASA project caused the lower gross margin rates. Partially off-setting the reduced margin rates in the three month period ended April 30, 1997 was the impact of slightly higher sales volume and reduced administrative overhead.

The Company's sales have remained comparable to the prior periods as a result of the privatization market developing more slowly than anticipated. Although the Company has been successful in obtaining contract renewals, it continues to experience delays in negotiating and closing new business opportunities due to municipal clients' implementation schedules. Excluding the impact of the aforementioned $9.3 million charges, results are expected to improve moderately throughout the year and be more comparable to the prior period results due to new contracts and certain contractual incentive clauses which are expected to be realized later in the fiscal year.

Metcalf & Eddy
--------------

The operating losses sustained during the three and six month periods ended April 30, 1997 were primarily the result of $5.4 million of provisions required in order to properly reflect the Company's revised estimates for the collectibility of certain receivables based on recent adverse developments in contract negotiations and collection efforts, $6.3 million of increases to its reserves for litigation, professional liability and certain project contingencies due to revised estimates of the expected outcome of certain unasserted and asserted claims and litigation incurred in the normal course of business, $3.4 million of equipment write-offs, a $1.7 million charge related to a cancellation penalty for a high cost leased facility (recorded in the first quarter) and other direct and indirect costs of $2.6 million.

Excluding the effect of the aforementioned charges, the operating results were $4.0 million and $4.4 million lower than the three and six month comparable prior periods ended April 30, 1996 due to lower sales volume and gross margin rates. The lower sales volume of $9.1 million and $11.6 million during the periods reduced the operating results by $2.8 million and $3.4 million due to delays in obtaining task order releases primarily within the hazardous waste remediation service lines and several contracts which were awarded to competitors. Delays are increasing due to funding and administrative issues with certain government agencies (e.g. Environmental Protection Agency "EPA" and Department of Defense). The lower gross margin rates reduced the operating results in both periods by $1.6 million primarily due to favorable pricing adjustments reflected in the prior periods.

The results are expected to improve moderately during the second half of this fiscal year, and excluding the aforementioned charges, be more comparable to the respective prior year periods due to recent overhead reductions which may off-set the expected lower sales volume. Full year sales levels are expected to be approximately 15% below the comparable prior year period due to continuing delays in work releases.

Research-Cottrell
-----------------

The operating losses sustained during the three and six month periods ended April 30, 1997 were primarily the result of a $25.0 million impairment charge discussed in the "Revised Business Strategy" section below, and other receivable and warranty provisions of $4.0 million related to its Ecodyne and Custodis operations due to recent adverse developments on two specific projects. Excluding the effect of the aforementioned charges, the operating results were $2.8 million and $5.8 million lower than the three and six month comparable prior periods ended April 30, 1996 primarily due to lower sales volume and reduced margin rates to a lesser extent. The lower sales volume of $14.7 million and $23.0 million during the aforementioned periods reduced the operating income by $2.9 million and $4.6 million, respectively. The lower sales volumes were reflected primarily in the REECO, Ecodyne, Custodis and KVB operations which approximated 80% of the variance in the three month period and substantially all of the variance in the six month period. These operations are experiencing reduced volume as a result of fewer bid opportunities due to delays in issuing new air quality standards by the EPA, lack of enforcement of existing standards and price pressures from highly competitive markets. The adjusted gross margin rates have also decreased by .7% and 2.1% ($.3 million and $1.7 million) during the three and six month periods, respectively, due to price pressures, unfavorable product line mix and project execution.

Although  the  results  are  expected  to  improve  slightly throughout the year (excluding the effect of the aforementioned charges), the unfavorable trend compared to the prior periods related to volume and margin rates is expected to continue due to the reasons previously stated.

Corporate and Other
-------------------

The  unallocated  corporate costs were $.1 million  and  $.5 million higher than the comparable prior periods due to increased outside services. In addition, higher average borrowings resulted in increased interest expense.

Revised Business Strategy
-------------------------

The Company has recently completed a review of its operations' three year business plans. These plans included a detailed analysis of markets, growth opportunities and forecasted three year operating results, cash flows and return on capital employed for each business segment.

As a result of this review, management is currently considering the actions necessary to redeploy its capital to its core water business (Professional Services Group and Metcalf & Eddy). This action reflects management's assessment of the greater market opportunities and growth potential in these sectors compared to the air pollution markets. Among other factors contributing to this conclusion were recent tax law changes which may expand the duration of operations, maintenance and management contracts and create additional opportunities within the water and wastewater treatment markets which are the primary markets for Professional Services Group and Metcalf & Eddy. These enhanced opportunities are in contrast to the air sector where continuing delays in issuing new air quality standards by the EPA and lack of enforcement of existing standards are expected to limit the growth opportunities within the air pollution control markets targeted by Research-Cottrell.

Furthermore, the returns on capital employed within the Professional Services Group and Metcalf & Eddy segments are forecasted to be greater than the returns for the Research-Cottrell segment. From a competitive standpoint, management also believes that the Company has greater competitive advantages and market penetration through its Professional Services Group and Metcalf & Eddy businesses than what has been achieved by its Research-Cottrell operations.

As a result of the above, management is assessing the impact of de-emphasizing the Research-Cottrell business segment and redeploying its capital to its Professional Services Group and Metcalf & Eddy segments. A financial advisor has been retained to assist the Company in exploring strategic alternatives related to this redeployment. The successful implementation of a redeployment program could include the divestiture of portions or substantially all of the Research-Cottrell segment over the next few years, although no such definitive decision to divest has been made by the Company's Board of Directors at this time.

Based on the recent downturn in the operating performance of certain of the Research-Cottrell businesses, the Company reviewed the expected future cash flows of these businesses and reassessed their fair value. In connection with this review, the Company has reflected a $25.0 million impairment charge including a goodwill writedown of $17.4 million related to the Ecodyne and KVB businesses during the second quarter of fiscal 1997. The impairment has been determined in accordance with Statement of Financial Accounting Standards No. 121 by taking into consideration the operations' fair values based on expected future cash flows discounted at a rate commensurate with the risks involved.

The realizability of goodwill and other long lived assets is an estimate based on the underlying assets remaining estimated useful lives, projected operating cash flows and ultimate disposition assumption (held for use or held for sale). Although the impairment charge described above represents management's best estimate at this time, it is reasonably possible that this estimate will change in the near term as a consequence of further deterioration in market conditions and operating results or the divestiture of all or part of the Research-Cottrell segment. The effect of the change would be material to the financial statements since a significant additional charge may be required.

Financial Condition
-------------------

Net financial debt (debt less cash) increased by $8.9 million during the six month period ended April 30, 1997. In addition to the preferred stock dividend payment of $1.7 million, the Company utilized $6.6 million of cash for capital expenditures, investments in environmental treatment facilities and other investment activities including start up costs during the period. These cash requirements were funded principally through borrowings under the Company's credit facilities discussed below.

The Company maintains a $60 million unsecured revolving credit facility with Anjou International Company ("Anjou
Credit  Facility"), an affiliated company.   The  borrowings
under the Anjou Credit Facility bear interest at LIBOR  plus
 .6%.   The  Company also maintains a  Senior Secured  Credit
Facility ("Bank Credit Facility") which was increased by $20 million to $70 million as of April 28, 1997. As of April 30, 1997, the Company's outstanding borrowings under the Anjou Credit Facility totaled $60 million and the Bank Credit Facility totaled $10 million (unused capacity of $36.9 million). Outstanding letters of credit totaled $23.1 million on April 30, 1997.

The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (5.7% at April 30, 1997), as defined, plus 1.0% or at a defined bank rate approximating prime (8.5% at April 30,
1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. As a result of the charges previously noted, and in conjunction with the aforementioned increase in its Bank Credit Facility, the Company was required to and did obtain certain waivers as of April 28, 1997 and amendments to the financial covenants of the Bank Credit Facility which expires March 31, 1998. The Company will need to replace this facility at that time.

In addition, the related agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to designate its proportionate share of the Company's Board of Directors as well as the Chief Executive Officer and Chief Financial Officer.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the six month period ended April 30, 1997, and the years ended October 31, 1996 and 1995 total capital expenditures were $3.8 million, $7.5 million and $7.9 million, respectively. At April 30, 1997, the Company had no material outstanding purchase commitments for capital expenditures. As of June 11, 1997, the Company has borrowed an additional $11.0 million during the third quarter of fiscal 1997 under its credit facilities. Current cash flow forecasts reflect additional borrowing requirements of approximately $25 million during the second half of this fiscal year which in addition to potential letters of credit requirements would, by year end, approximate the Company's credit capacity (before consideration of the impact, if any, of the successful outcome of the programs described below). The expected cash usage is primarily due to additional working capital requirements for anticipated fourth quarter sales growth and payments required under certain insurance programs. Management is addressing its forecasted cash requirements through a series of programs, for which there is no assurance of success, directed at improving working capital management by focusing on, among other things, collection of Metcalf & Eddy past due receivables and unreimbursed costs on certain significant contracts, including the PRASA contract, increased emphasis on capital redeployment and asset divestitures and the restructuring and strengthening of its current capital structure.

Statement Regarding Forward Looking Disclosures
-----------------------------------------------

Statements contained in this report, including Management's Discussion and Analysis, are forward looking statements that involve a number of risks and uncertainties which may cause the Company's actual operating results to differ materially from the projected amounts. Among the factors that could cause actual results to differ materially are risk factors listed from time to time in the Company's SEC reports including:

       -    the Company's highly competitive marketplace,
       - changes in as well as enforcement levels of federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's services,
       - the ability to obtain new contracts (some of which are significant) from existingand new clients,
       - the execution of the expected new projects and those projects in backlog within the most recent cost estimates and
       -    the  resolution  of  existing  claims
            arising in the ordinary course of business.

PART II.  OTHER INFORMATION


ITEM  1.    Legal Proceedings


     In connection with a broad investigation by the U.S. Department of Justice into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, Professional Services Group
     (PSG), received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system. PSG has cooperated and continues to cooperate with the Justice Department which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's chief executive officer, Michael M. Stump, on administrative leave of absence with pay. Mr. Stump, who has denied any wrongdoing, resigned from PSG on
     December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the Department of Justice and continues to cooperate fully with its investigation.

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

     The Company and its subsidiaries are parties to various other legal actions arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such various actions, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company taken as a whole.

ITEMS 2-5

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


                               AIR & WATER TECHNOLOGIES CORPORATION
                               ------------------------------------
                                            (registrant)



Date   June 12, 1997                /s/ Alain Brunais
       -------------                ------------------
                                    Alain Brunais
                                    Chief Financial Officer