Form 10-Q
period 1997-07-31
AIR & WATER TECHNOLOGIES CORP
filed 1997-09-15
CIK 823556

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
------
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997
                               -------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934


For the transition period from                  to
                               ----------------    ----------------

                Commission File Number  033-17921


              Air & Water Technologies Corporation
   __________________________________________________________
     (Exact Name of Registrant as Specified in its Charter)


           Delaware                                         13-3418759
(State or other Jurisdiction of Corporation)    (I.R.S. Employer Identification
                                                    Number)


  U.S. Highway 22 West and Station Road, Branchburg, NJ  08876
  ------------------------------------------------------------
            (Address of Principal Executive Offices)

                   Telephone:  (908) 685-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X      No         .
       ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997.

Class A

$.001 Par Value Common Stock                                32,019,254
----------------------------                    -----------------------------
      (Title of Class)                          (Number of Shares Outstanding)

PART I.   FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
 CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1997 AND OCTOBER 31, 1996
 --------------------------------------------------------------------
               (in thousands , except share data)
               ----------------------------------
[CAPTION]

                              ASSETS                           1997       1996
                              ------                          -----       ----
                                                           (unaudited)
                                                            ---------
CURRENT ASSETS:
  Cash and cash equivalents                               $  13,635   $ 12,667
  Accounts receivable, net                                   93,377    100,933
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                      40,425     48,097
  Inventories                                                10,667     11,319
  Prepaid expenses and other current assets                   9,998     12,027
                                                           --------   -------
      Total current assets                                  168,102    185,043

PROPERTY, PLANT AND EQUIPMENT, net                           29,315     35,432
INVESTMENTS  IN  ENVIRONMENTAL TREATMENT FACILITIES          21,960     22,062
GOODWILL                                                    242,179    265,860
OTHER ASSETS                                                 22,528     29,873
                                                           --------    -------
      Total assets                                         $484,084   $538,270
                                                           ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
   Short-term  borrowings and current installments
     oflong-term debt                                      $ 14,391   $    378
  Accounts payable                                           88,009     73,951
  Accrued expenses                                           79,840     76,656
  Billings in excess of costs and estimated earnings on
      uncompleted contracts                                  25,637     23,995
  Income taxes payable                                        2,055      2,507
                                                           --------   --------
      Total current liabilities                             209,932    177,487
                                                           --------   --------

LONG-TERM DEBT                                              304,922    306,542
                                                           --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01, authorized 2,500,000
    shares; issued 1,200,000 shares; liquidation value
    $60,000                                                      12         12
  Common stock, par value $.001, authorized 100,000,000
    shares; issued 32,109,156 shares                             32         32
  Additional paid-in capital                                427,036    427,036
  Accumulated deficit                                      (456,214)  (372,433)
  Common stock in treasury, at cost                            (108)      (108)
  Cumulative currency translation adjustment                 (1,528)      (298)
                                                           --------    -------
    Total stockholders' equity (deficit)                    (30,770)    54,241
                                                            --------    -------
    Total liabilities and stockholders' equity (deficit)    $484,084   $538,270

The accompanying notes are an integral part of these statements.


              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
   FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996
   -----------------------------------------------------------------
              (in thousands, except per share data)
               -----------------------------------
                           (unaudited)
                            ---------

                                          Three Months          Nine Months
                                         Ended July 31         Ended July 31
                                         -------------         -------------

                                          1997      1996       1997      1996
                                          ----      ----       ----      ----

SALES                                  $158,939  $177,164    $454,17  $503,861

COST OF SALES                           131,065   143,050     390,416  404,974
                                       --------   -------     -------  -------
 Gross margin                            27,874    34,114      63,757   98,887

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  20,804    23,032      83,559   70,079

DEPRECIATION AND AMORTIZATION             4,861     4,730      16,889   14,806

IMPAIRMENT CHARGES                            -         -      25,000        -
                                        -------   -------     -------  -------
 Operating income (loss)                  2,209     6,352     (61,691)  14,002

INTEREST EXPENSE                         (6,264)   (5,732)    (18,217) (16,964)

INTEREST INCOME                             111       106         346      700

OTHER EXPENSE, NET                         (499)     (832)       (964)  (1,445)
                                        -------    -------    -------  -------
 Loss before income taxes                (4,443)     (106)    (80,526)  (3,707)

INCOME TAXES                                347       352         780    1,001
                                        -------    ------     -------  -------
NET LOSS                                $(4,790)  $  (458)   $(81,306) $(4,708)
                                        =======    ======     =======   ======

LOSS PER COMMON SHARE
 (AFTER PREFERRED STOCK DIVIDENDS)      $  (.18)  $  (.04)  $  (2.62)  $  (.22)
                                         ======   =======   ========   =======
 Weighted average number of shares
   outstanding                           32,019    32,018     32,019    32,018
                                        =======   =======    =======   =======

The accompanying notes are an integral part of these statements.


              AIR & WATER TECHNOLOGIES CORPORATION
              ------------------------------------
             CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------
     FOR THE NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996
     -------------------------------------------------------
                         (in thousands)
                         -------------
                           (unaudited)
                           ----------

                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(81,306)   $(4,708)
  Adjustments to reconcile net loss to net cash
      provided by (used for) continuing operations -
        Depreciation and amortization                        16,889     14,806
        Impairment Charges and Other, net                    27,732        621

  Changes in assets and liabilities -
       (Increase) decrease in assets -
          Accounts receivable, net                            7,432      3,837
          Costs and estimated earnings in excess of
             billings on uncompleted contracts                7,067     (1,635)
          Inventories                                          (812)      (828)
          Prepaid expenses and other current assets           1,952     (2,362)
          Other assets                                        8,342        755
       Increase (decrease) in liabilities -
          Accounts payable                                   14,037        (52)
          Accrued expenses                                   (1,173)   (13,319)
          Billings in excess of costs and estimated
            earnings on uncompleted contracts                 1,642        572
          Income taxes payable                                 (449)        49
                                                            -------    -------
          Net cash provided by (used for) continuing
             operations                                       1,353     (2,264)
          Net cash provided by discontinued operations          945        149
                                                            -------    -------
          Net cash provided by (used for) operating
             activities                                       2,298     (2,115)
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of business                           1,545      2,353
     Capital expenditures                                    (5,129)    (5,281)
     Investment in environmental treatment facilities           102        582
     Other, net                                              (6,092)    (8,835)
                                                            -------    -------
             Net cash used for investing activities          (9,574)   (11,181)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable and long-term debt               (307)      (295)
     Net borrowings under credit facilities                  12,700     16,000
     Cash dividends paid                                     (2,475)    (2,475)
     Other, net                                              (1,674)    (1,008)
                                                           --------    -------
             Net cash provided by financing activities        8,244     12,222
                                                           --------    -------
Net increase (decrease) in cash and cash equivalents            968     (1,074)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             12,667     11,168
                                                           --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $13,635    $10,094
                                                           ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest               $19,877    $18,869
                                                            =======    =======
The accompanying notes are an integral part of these statements.


              AIR & WATER TECHNOLOGIES CORPORATION
              -------------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                          JULY 31, 1997
                          -------------
                           (unaudited)
                            ---------


(1)  Basis of Presentation:
     ---------------------

     The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the consolidated financial statements of Air & Water Technologies Corporation and its consolidated subsidiaries (the "Company" or "AWT") as included in its Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 1996. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

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

     The City of Bremerton, Washington brought a contribution action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The contribution action arises from two prior lawsuits against the city for alleged odor nuisances brought by two groups of homeowners neighboring the plant.

     In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowner's suit, which has been dismissed with prejudice as to all parties.

     In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit (except for two recalcitrant homeowners) were resolved. All claims by and between M&E Services and the City in the second homeowner's suit were expressly reserved and will be tried after the City's contribution action, which is currently scheduled for trial in March 1998.

     The City is seeking to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. M&E Services denies any liability to the City and believes it has meritorious defenses to the claim. However, no assurances can be given that an adverse judgment would not have a material adverse effect on the financial position or results of operations of M&E Services or the Company taken as a whole.

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

(4)  Recently Issued Accouting Pronouncements:
     ----------------------------------------

     Statement 128: "Earnings Per Share" - This statement requires that the Company begin to report "basic" and "diluted" earnings per share which would replace "primary" and "fully diluted" earnings per share as currently reported by the Company. The key difference is that "basic" earnings per share does not adjust for common stock equivalents. Statement 128 is effective for the Company beginning with the first quarter of fiscal 1998 (the three month period ending January 31, 1998) and requires restatement of all prior-period earnings per share data. Adoption of Statement 128 is not expected to have a material effect.

(5)  Recent Developments:
     -------------------

     Due to its highly leveraged condition, the Company has been considering ways to restructure its debt or otherwise effect a recapitalization. This has been exacerbated by deteriorating operating results.
     In June 1997, the Company established a special committee of its independent directors (the "Special Committee") to receive and negotiate the  terms
     of  any  proposal made by Compagnie Generale  des  Eaux
     ("CGE"),  the  Company's largest shareholder.   The  Special
     Committee and CGE have been holding discussions regarding a range of possible alternatives but to date no agreement has been reached. No assurance can be given that the Special Committee and CGE will agree on the terms of a possible debt restructuring or other recapitalization transaction. The Company believes that the failure to restructure is likely to have a material adverse effect on its business prospects and financial condition.

     In August 1997, United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") notified the Company that it would suspend the renewal and issuance of new bid and performance bonds as of September 30, 1997, due to the Company's current operating performance and resulting financial condition, unless it receives indemnification from CGE or Anjou International Company ("Anjou"), an affiliated company, for at least 20% of all future bond requests including renewals.

     A bid bond guarantees that AWT will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. In order to procure new contracts and maintain its existing contracts, AWT is
     often  required to provide such bonds to its  clients.   CGE
     has informed USF&G and the Company that, pending the outcome of its discussions with the Special Committee, it is not
     prepared   at   this   time   to   provide   the   requested
     indemnification support. If new bonds are not issued, it will be difficult for Professional Services Group and AWT's other segments, to a lesser extent, to obtain new contracts, and if existing bonds are not renewed, AWT may lose a material portion of its existing Professional Services Group contracts within the next twelve months. The Company believes that its inability to obtain such bonds is likely to have a material adverse effect on its ability to conduct its businesses and on its financial condition. No assurance can be given that the Company will be able to procure new bonds for new projects or renewal of bonds for existing projects from USF&G or any other surety.

(6)  Significant Operating Charges:
     -----------------------------

     The operating loss sustained by the Professional Services Group during the nine month period ended July 31, 1997 was primarily the result of the prior quarter provisions and asset write-offs which approximated $9.3 million. These charges were primarily related to revised estimates of direct project costs of $2.8 million required under the PRASA contract; professional fees of $5.3 million related to marketing consultants, the U.S. Department of Justice investigation and certain litigation matters; and provisions of $1.2 million for revised collectibility estimates for certain non-current note receivables.

     The  operating loss sustained by Metcalf & Eddy during
     the nine month period ended July 31, 1997 was primarily the result of the $19.4 million of charges reflected in the prior quarters, including $5.4 million of provisions required in order to properly reflect the Company's revised estimates for the collectibility of certain receivables based on recent adverse developments in contract negotiations and collection efforts, $6.3 million of increases to its reserves for litigation, professional liability and certain project contingencies due to revised estimates of the expected outcome of certain unasserted and asserted claims and litigation incurred in the normal course of business, $3.4 million of equipment write-offs, a $1.7 million charge related to a cancellation penalty for a high cost leased facility and other direct and indirect costs of $2.6 million.

     The operating loss sustained by Research-Cottrell during the nine month period ended July 31, 1997 were primarily the result of the second quarter $25.0 million impairment charge discussed in the "Revised Business Strategy" section below, and other receivable and warranty provisions of $4.0 million related to its Ecodyne and Custodis operations due to recent adverse developments on two specific projects. In addition, the third quarter results were impacted by higher than anticipated costs on a specific APCD project by $1.0 million, receivable and warranty provisions of $2.3 million related to the R-C International operations and partially off-set by revised estimates of $1.0 million of previously accrued discretionary and self insured employee benefits.

(7)  Revised Business Strategy:
     -------------------------

     During the second quarter the Company completed a review of its operations' three year business plans. These plans included a detailed analysis of markets, growth opportunities and forecasted three year operating results, cash flows and return on capital employed for each business segment.

     As a result of this review, management continues to consider the actions necessary to redeploy its capital to its core water business (Professional Services Group and Metcalf &
     Eddy). This approach reflects management's assessment of the greater market opportunities and growth potential in these sectors compared to the air pollution markets. Among other factors contributing to this approach were recent tax law changes which may expand the duration of operations, maintenance and management contracts and create additional opportunities within the water and wastewater treatment markets which are the primary markets for Professional Services Group and Metcalf & Eddy. These enhanced opportunities are in contrast to the air sector where continuing delays in issuing new air quality standards by the EPA and lack of enforcement of existing standards are expected to limit the growth opportunities within the air pollution control markets targeted by Research-Cottrell.

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

     As a result of the above, management continues to assess the impact of de-emphasizing the Research-Cottrell business segment and redeploying its capital to its Professional Services Group and Metcalf & Eddy segments. A financial advisor has been retained to assist the Company in exploring strategic alternatives related to this redeployment. The successful implementation of a redeployment program could include the divestiture of portions or substantially all of the Research-Cottrell segment, although no such definitive decision to divest has been made by the Company's Board of Directors at this time. The Company is currently in discussions with several parties regarding the potential divestiture of this business.

     Based on the recent downturn in the operating performance of certain of the Research-Cottrell businesses, the Company reviewed the expected future cash flows of these businesses and reassessed their fair value. In connection with this review, the Company reflected a $25.0 million impairment charge including a goodwill writedown of $17.4 million related to the Ecodyne (sold during July 1997 for approximately $2.0 million) and KVB businesses during the second quarter of fiscal 1997. The impairment was determined in accordance with Statement of Financial Accounting Standards No. 121 by taking into consideration the operations' fair values based on expected future cash flows discounted at a rate commensurate with the risks involved.

     The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets remaining estimated useful lives, projected operating cash flows and ultimate disposition assumption (held for use or held for sale). It is reasonably possible that this estimate will change in the near term as a consequence of further deterioration in market conditions and operating results or the divestiture of all or part of the Research-Cottrell segment. The effect of the change would be material to the financial statements since a significant additional charge may be required. At July 31, 1997, Research-Cottrell's total assets and net carrying value was $136.5 million and $84.4 million, including unamortized goodwill of $76.6 million

(8)  Financial Condition:
     -------------------

     The Company maintains a $60.0 million unsecured revolving credit facility with Anjou ("Anjou Credit Facility"), an affiliated company. The borrowings under the Anjou Credit Facility bear interest at LIBOR plus .6%. The Company also maintains a Senior Secured Credit Facility ("Bank Credit Facility") which was increased by $20.0 million to $70.0 million as of April 28, 1997. As of July 31, 1997, the Company's outstanding borrowings under the Anjou Credit Facility totaled $60.0 million and the Bank Credit Facility totaled $14.0 million (unused capacity of $32.3 million). Outstanding letters of credit under the Bank Credit Facility totaled $23.7 million on July 31, 1997.

     The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (5.7% at July 31, 1997), as defined, plus 1.0% or at a defined bank rate approximating prime (8.5% at July 31,
     1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to representatives on the Company's Board of Directors proportionate to its ownership in AWT as well as to appoint the Chief Executive Officer and Chief Financial Officer of the Company. The Bank Credit Facility expires March 31, 1998. The Company will need to replace this facility at that time.

     The businesses of the Company have not historically required significant ongoing capital expenditures. For the nine month period ended July 31, 1997, and the years ended October 31, 1996 and 1995 total capital expenditures were $5.1 million, $7.5 million and $7.9 million, respectively. At July 31, 1997, the Company had no material outstanding purchase commitments for capital expenditures. As of September 12, 1997, the Company reduced its Bank Credit Facility borrowings by $4.0 million during the fourth quarter of fiscal 1997. Current cash flow forecasts reflect additional borrowing requirements of approximately $6.0 million and additional letters of credit requirements of $10.0 million during the fourth quarter of this fiscal year, which is within the Company's credit capacity. Management is addressing its on-going cash requirements through a series of programs, for which there is no assurance of success, directed at improving working capital management by focusing on, among other things, collection of unreimbursed costs on certain significant contracts, including the PRASA contract ($24.2 million), Metcalf & Eddy past due receivables, increased emphasis on capital redeployment and asset divestitures and the restructuring and strengthening of its current capital structure.

     The Company's forecasts indicate that it may be in violation of several covenants at October 31, 1997 and, as a result, will need to obtain an amendment of the Bank Credit Facility or a waiver. In the absence of a waiver, the Banks would have the right to refuse any further extensions of credit and the right to accelerate payment of all outstanding amounts under the Bank Credit Facility. In addition, substantially all of the Company's long-term debt and or obligations contain cross default or acceleration provisions. To obtain the waivers, the Company expects that the Banks would request additional credit support from CGE and  certain other changes to the Bank Credit Facility.  CGE has informed the Company that pending the outcome of its discussions with the Special Committee regarding the proposed debt restructuring or other recapitalization, it is not prepared at this time to provide additional credit support to the Company. As a result, no assurance can be given whether the necessary waivers from the Company's Banks would be obtained. In the event the Company were required to repay accelerated outstanding amounts under the Bank Credit Facility and other agreements, the Company does not believe that it will have financial resources adequate to repay such amounts and to satisfy its ongoing working capital requirements. The Company believes that its inability to obtain waivers from the Banks would have a material adverse effect on its business prospects and its financial condition.

(9)  Convertible Debenture Delisting:
     -------------------------------

     On August 13, 1997 AWT's 8% Convertible debentures were delisted from the NASDAQ SmallCap Market as a consequence of AWT's capital and surplus not meeting the requirements of the Marketplace Rule 4310 (c) (03).

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

Results of Operations
---------------------

Summarized below is certain financial information relating to the core segments of the Company (in thousands):

                                     Three Months Ended      Nine Months Ended
                                             July 31                July 31
                                     -------------------     -----------------
                                          1997      1996        1997      1996
                                          ----      ----        ----      ----
Sales:
 Professional Services Group          $ 65,656  $ 68,167    $195,383  $195,474
 Metcalf & Eddy                         45,609    52,561     132,108   150,663
 Research - Cottrell                    48,111    57,640     128,077   160,615
 Other and eliminations                   (437)   (1,204)     (1,395)   (2,891)
                                      --------  --------    --------   -------
                                      $158,939  $177,164    $454,173  $503,861
                                      ========  ========    ========  ========

Cost of Sales:
 Professional Services Group          $ 56,908  $ 60,859    $177,697  $172,871
 Metcalf & Eddy                         32,986    37,443     103,731   106,758
 Research - Cottrell                    41,608    45,952     110,383   128,236
 Other and eliminations                   (437)   (1,204)     (1,395)   (2,891)
                                      --------  --------    --------   -------
                                      $131,065  $143,050    $390,416  $404,974
                                      ========  ========    ========  ========

Selling, General and Administrative Expenses:
 Professional Services Group          $  3,473  $  3,535    $ 16,601  $ 10,753
 Metcalf & Eddy                          8,311     9,370      37,437    29,646
 Research - Cottrell                     7,789     8,416      24,315    24,506
 Corporate (unallocated)                 1,231     1,711       5,206     5,174
                                      --------  --------    -------   --------
                                      $ 20,804  $ 23,032    $ 83,559  $ 70,079
                                      ========  ========    ========  ========

Depreciation and Amortization:
 Professional Services Group          $  1,935  $  1,667    $ 6,028   $  5,710
 Metcalf & Eddy                          1,583     1,514      6,546      4,489
 Research - Cottrell                     1,216     1,451      3,930      4,283
 Corporate (unallocated)                   127        98        385        324
                                      --------  --------   --------   --------
                                      $  4,861  $  4,730   $ 16,889   $ 14,806
                                      ========  ========   ========   ========

Impairment Charges:
 Research-Cottrell                    $     -   $     -    $ 25,000   $     -
                                      =======  ========    ========   ========

Operating Income (Loss):
 Professional  Services  Group        $  3,340  $  2,106   $ (4,943)  $ 6,140
 Metcalf & Eddy                          2,729     4,234    (15,606)    9,770
 Research - Cottrell                    (2,502)    1,821    (35,551)    3,590
 Corporate (unallocated)                (1,358)   (1,809)    (5,591)   (5,498)
                                      --------   -------   --------   --------
                                      $  2,209  $  6,352   $(61,691)  $ 14,002
                                      ========  ========   =========  ========


Recent Developments
-------------------

Due to its highly leveraged condition, the Company has been considering ways to restructure its debt or otherwise effect a recapitalization. This has been exacerbated by deteriorating operating results.
In  June  1997,  the Company  established a special committee of its  independent directors  (the "Special Committee")
to receive and negotiate
the terms of any  proposal  made by Compagnie Generale  des  Eaux
("CGE"),  the  Company's largest shareholder.   The  Special
Committee and CGE have been holding discussions regarding a range of possible alternatives but to date no agreement has been reached. No assurance can be given that the Special Committee and CGE will agree on the terms of a possible debt restructuring or other recapitalization transaction. The Company believes that the failure to restructure is likely to have a material adverse effect on its business prospects and financial condition.

In August 1997, United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") notified the Company that it would suspend the renewal and issuance of new bid and performance bonds as of September 30, 1997, due to the Company's current operating performance and resulting financial condition, unless it receives indemnification from CGE or Anjou International Company ("Anjou"), an affiliated company, for at least 20% of all future bond requests including renewals.

A bid bond guarantees that AWT will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. In order to procure new contracts and maintain its existing contracts, AWT is
often  required to provide such bonds to its  clients.   CGE
has informed USF&G and the Company that, pending the outcome of its discussions with the Special Committee, it is not
prepared   at   this   time   to   provide   the   requested
indemnification support. If new bonds are not issued, it will be difficult for Professional Services Group and AWT's other segments, to a lesser extent, to obtain new contracts, and if existing bonds are not renewed, AWT may lose a material portion of its existing Professional Services Group contracts within the next twelve months. The Company believes that its inability to obtain such bonds is likely to have a material adverse effect on its ability to conduct its businesses and on its financial condition. No assurance can be given that the Company will be able to procure new bonds for new projects or renewal of bonds for existing projects from USF&G or any other surety.

Professional Services Group
---------------------------

The operating loss sustained during the nine month period ended July 31, 1997 was primarily the result of the prior quarter provisions and asset write-offs which approximated
$9.3  million.   These  charges were  primarily  related  to
revised estimates of direct project costs of $2.8 million required under the PRASA contract; professional fees of $5.3
million   related   to  marketing  consultants,   the   U.S.
Department  of Justice investigation and certain  litigation
matters;   and  provisions  of  $1.2  million  for   revised
collectibility   estimates  for  certain  non-current   note
receivables. The operating income was $3.3 million during the three month period ended July 31, 1997.

Excluding the effect of the aforementioned charges, the operating results were $1.2 million higher and $1.8 million lower than the three and nine month comparable prior periods ended July 31, 1996 due to additional direct project costs including certain higher non-recoverable costs resulting from competitive pricing pressures and timing of certain contractual incentive clauses for the PRASA project and revised estimates for self insured employee benefits during the current third quarter.

The Company's sales have remained comparable to the prior periods as a result of the privatization market developing more slowly than anticipated. Although the Company has been successful in obtaining contract renewals, it continues to experience delays in negotiating and closing new business opportunities due to municipal clients' implementation schedules. Results are expected to improve moderately during the fourth quarter from the most recent three month period due to new contracts and certain contractual incentive clauses which are expected to be realized.

Metcalf & Eddy
--------------

The operating loss sustained during the nine month period ended July 31, 1997 was primarily the result of the $19.4 million of charges reflected in the prior quarters, including $5.4 million of provisions required in order to properly reflect the Company's revised estimates for the collectibility of certain receivables based on recent adverse developments in contract negotiations and collection efforts, $6.3 million of increases to its reserves for litigation, professional liability and certain project contingencies due to revised estimates of the expected outcome of certain unasserted and asserted claims and litigation incurred in the normal course of business, $3.4 million of equipment write-offs, a $1.7 million charge related to a cancellation penalty for a high cost leased facility and other direct and indirect costs of $2.6 million. The operating income was $2.7 million during the three month period ended July 31, 1997.

In addition to the effect of the aforementioned charges, lower sales volume, gross margin rates and selling, general and administration expenses reduced the operating results by $1.5 million and $6.0 million in the three and nine month comparable prior periods ended July 31, 1996. The lower sales volume of $7.0 million and $18.6 million during the periods reduced the operating results by $2.0 million and $5.4 million due to delays in obtaining task order releases primarily within the hazardous waste remediation service lines, several contracts which were awarded to competitors and delayed procurement in international markets. Delays are increasing due to funding and administrative issues with certain government agencies (e.g. Environmental Protection Agency "EPA" and Department of Defense). The lower gross margin rates reduced the operating results by $.5 million and $2.1 million during the periods primarily due to favorable pricing adjustments reflected in the prior periods, pricing pressures and a business mix shift from self-performed work to subcontracted work. Partially off-setting the lower margins were selling, general, and administrative expense reductions of $1.0 million and $2.3 million during the three and nine month periods as compared to the prior periods as a result of lower personnel related costs including certain employee benefit costs discussed below.

The fourth quarter results are expected to be lower than the most recent three month period due to the $1.4 million third quarter effect of revised estimates of previously accrued discretionary and self insured employee benefit costs. Full year sales levels are expected to be approximately 15% below the comparable prior year period due to continuing delays in work releases.

Research-Cottrell
-----------------

The operating loss sustained during the nine month period ended July 31, 1997 were primarily the result of the second quarter $25.0 million impairment charge discussed in the
"Revised   Business  Strategy"  section  below,  and   other
receivable and warranty provisions of $4.0 million related to its Ecodyne and Custodis operations due to recent adverse developments on two specific projects. In addition, the
third   quarter  results  were  impacted  by   higher   than
anticipated costs on a specific APCD project by $1.0 million, receivable and warranty provisions of $2.3 million related to the R-C International operations and partially off-set by revised estimates of $1.0 million of previously accrued discretionary and self insured employee benefits. In addition to the effect of the aforementioned charges, lower sales volume and reduced margin rates, to a lesser extent, contributed to the operating results being $1.0 million and $6.8 million lower than the three and nine month
comparable  prior  period ended July 31,  1996.   The  lower
sales volume of $9.5 million and $32.5 million during the aforementioned periods reduced the operating income by $1.9 million and $6.6 million, respectively. The lower sales volumes were reflected primarily in the REECO, Ecodyne, APCD and KVB operations which approximated 74% of the variance in the nine month period and substantially all of the variance
in   the   three   month  period.   These   operations   are
experiencing reduced volume as a result of fewer bid opportunities due to delays in issuing new air quality standards  by  the  EPA,  lack of  enforcement  of  existing
standards   and  price  pressures  from  highly  competitive
markets. The gross margin rates adjusted for the previously mentioned charges, have also decreased by 2.6% and 2.3%
($1.3  million and $2.9 million) during the three  and  nine
month   periods,  respectively,  due  to  price   pressures,
unfavorable product line mix and project execution. The operating loss was $2.5 million during the three month
period ended July 31, 1997.   The unfavorable trend compared
to the prior periods related to volume and margin rates is expected to continue due to the reasons previously stated.

Corporate and Other
-------------------

The unallocated corporate costs were $.4 million lower than the comparable three month prior period due to revised estimates of previously accrued discretionary and self-insured employee benefits. In addition, higher average borrowings resulted in increased interest expense.

Revised Business Strategy
-------------------------

During the second quarter the Company completed a review of its operations' three year business plans. These plans included a detailed analysis of markets, growth opportunities and forecasted three year operating results, cash flows and return on capital employed for each business segment.

As a result of this review, management continues to consider the actions necessary to redeploy its capital to its core water business (Professional Services Group and Metcalf &
Eddy). This approach reflects management's assessment of the greater market opportunities and growth potential in these sectors compared to the air pollution markets. Among other factors contributing to this approach were recent tax law changes which may expand the duration of operations, maintenance and management contracts and create additional opportunities within the water and wastewater treatment markets which are the primary markets for Professional Services Group and Metcalf & Eddy. These enhanced opportunities are in contrast to the air sector where continuing delays in issuing new air quality standards by the EPA and lack of enforcement of existing standards are expected to limit the growth opportunities within the air pollution control markets targeted by Research-Cottrell.

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

As a result of the above, management continues to assess the impact of de-emphasizing the Research-Cottrell business segment and redeploying its capital to its Professional Services Group and Metcalf & Eddy segments. A financial advisor has been retained to assist the Company in exploring strategic alternatives related to this redeployment. The successful implementation of a redeployment program could include the divestiture of portions or substantially all of the Research-Cottrell segment, although no such definitive decision to divest has been made by the Company's Board of Directors at this time. The Company is currently in discussions with several parties regarding the potential divestiture of this business.

Based on the recent downturn in the operating performance of certain of the Research-Cottrell businesses, the Company reviewed the expected future cash flows of these businesses and reassessed their fair value. In connection with this review, the Company reflected a $25.0 million impairment charge including a goodwill writedown of $17.4 million related to the Ecodyne (sold during July 1997 for approximately $2.0 million) and KVB businesses during the second quarter of fiscal 1997. The impairment was determined in accordance with Statement of Financial Accounting Standards No. 121 by taking into consideration the operations' fair values based on expected future cash flows discounted at a rate commensurate with the risks involved.

The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets remaining estimated useful lives, projected operating cash flows and ultimate disposition assumption (held for use or held for sale). It is reasonably possible that this estimate will change in the near term as a consequence of further deterioration in market conditions and operating results or the divestiture of all or part of the Research-Cottrell segment. The effect of the change would be material to the financial statements since a significant additional charge may be required. At July 31, 1997, Research-Cottrell's total assets and net carrying value was $136.5 million and $84.4 million, including unamortized goodwill of $76.6 million.

Financial Condition
-------------------

Net financial debt (debt less cash) increased by $11.4 million during the nine month period ended July 31, 1997. In addition to the preferred stock dividend payment of $2.5 million, the Company utilized $11.1 million of cash for capital expenditures, investments in environmental treatment facilities and other investment activities including start up costs during the period. These cash requirements were funded principally through borrowings under the Company's credit facilities discussed below.

The Company maintains a $60.0 million unsecured revolving credit facility with Anjou ("Anjou Credit Facility"), an affiliated company. The borrowings under the Anjou Credit Facility bear interest at LIBOR plus .6%. The Company also maintains a Senior Secured Credit Facility ("Bank Credit Facility") which was increased by $20.0 million to $70.0 million as of April 28, 1997. As of July 31, 1997, the Company's outstanding borrowings under the Anjou Credit Facility totaled $60.0 million and the Bank Credit Facility totaled $14.0 million (unused capacity of $32.3 million). Outstanding letters of credit under the Bank Credit Facility totaled $23.7 million on July 31, 1997.

The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR (5.7% at July 31, 1997), as defined, plus 1.0% or at a defined bank rate approximating prime (8.5% at July 31,
1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including, a minimum 40% ownership interest in the Company and its right to representatives on the Company's Board of Directors proportionate to its ownership in AWT as well as to appoint the Chief Executive Officer and Chief Financial Officer of the Company. The Bank Credit Facility expires March 31, 1998. The Company will need to replace this facility at that time.

The businesses of the Company have not historically required significant ongoing capital expenditures. For the nine month period ended July 31, 1997, and the years ended October 31, 1996 and 1995 total capital expenditures were $5.1 million, $7.5 million and $7.9 million, respectively. At July 31, 1997, the Company had no material outstanding purchase commitments for capital expenditures. As of September 12, 1997, the Company reduced its Bank Credit Facility borrowings by $4.0 million during the fourth quarter of fiscal 1997. Current cash flow forecasts reflect additional borrowing requirements of approximately $6.0 million and additional letters of credit requirements of $10.0 million during the fourth quarter of this fiscal year, which is within the Company's credit capacity. Management is addressing its on-going cash requirements through a series of programs, for which there is no assurance of success, directed at improving working capital management by focusing on, among other things, collection of unreimbursed costs on certain significant contracts, including the PRASA contract ($24.2 million), Metcalf & Eddy past due receivables, increased emphasis on capital redeployment and asset divestitures and the restructuring and strengthening of its current capital structure.

The Company's forecasts indicate that it may be in violation of several covenants at October 31, 1997 and, as a result, will need to obtain an amendment of the Bank Credit Facility or a waiver. In the absence of a waiver, the Banks would have the right to refuse any further extensions of credit and the right to accelerate payment of all outstanding amounts under the Bank Credit Facility. In addition, substantially all of the Company's long-term debt and or obligations contain cross default or acceleration provisions. To obtain the waivers, the Company expects that the Banks would request additional credit support from CGE and  certain other changes to the Bank Credit Facility.  CGE has informed the Company that pending the outcome of its discussions with the Special Committee regarding the proposed debt restructuring or other recapitalization, it is not prepared at this time to provide additional credit support to the Company. As a result, no assurance can be given whether the necessary waivers from the Company's Banks would be obtained. In the event the Company were required to repay accelerated outstanding amounts under the Bank Credit Facility and other agreements, the Company does not believe that it will have financial resources adequate to repay such amounts and to satisfy its ongoing working capital requirements. The Company believes that its inability to obtain waivers from the Banks would have a material adverse effect on its business prospects and its financial condition.

Convertible Debenture Delisting
-------------------------------

On August 13, 1997 AWT's 8% Convertible debentures were delisted from the NASDAQ SmallCap Market as a consequence of AWT's capital and surplus not meeting the requirements of the Marketplace Rule 4310 (c) (03).


Statement Regarding Forward Looking Disclosures
-----------------------------------------------

Statements contained in this report, including Management's Discussion and Analysis, are forward looking statements that involve a number of risks and uncertainties which may cause the Company's actual operating results to differ materially from the projected amounts. Among the factors that could cause actual results to differ materially are risk factors listed from time to time in the Company's SEC reports including:

       -  the Company's highly competitive marketplace,
       - changes in as well as enforcement levels of federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's services,
       -  the  ability to obtain new contracts  (some  of
          which   are  significant)  from  existing   and   new
          clients,
       -  the execution of the expected new projects  and
          those  projects  in backlog within  the  most  recent
          cost estimates,
       -  the  resolution of existing claims  and
          litigation   arising  in  the  ordinary   course   of
          business and
       -  the ability to restructure its debt and
          recapitalize.

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

     The City of Bremerton, Washington brought a contribution action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The contribution action arises from two prior lawsuits against the city for alleged odor nuisances brought by two groups of homeowners neighboring the plant.

     In  the  first  homeowners' suit, the  City  paid  $4.3
     million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowner's suit, which has been dismissed with prejudice as to all parties.

     In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit (except for two recalcitrant homeowners) were resolved. All claims by and between M&E Services and the City in the second homeowner's suit were expressly reserved and will be tried after the City's contribution action, which is currently scheduled for trial in March 1998.

     The City is seeking to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. M&E Services denies any liability to the City and believes it has meritorious defenses to the claim. However, no assurances can be given that an adverse judgment would not have a material adverse effect on the financial position or results of operations of M&E Services or the Company taken as a whole.

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

  Exhibit 27.  Financial Data Supplement

(b) On July 18, 1997, the Company filed a report on Form 8-K reporting preliminary discussions relating to a proposed recapitalization of the Company.

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.


                               AIR & WATER TECHNOLOGIES CORPORATION
                               -----------------------------------
                                           (registrant)



Date   September 15, 1997                              /s/ Alain Brunais
       ------------------                             ------------------
                                                      Alain Brunais
                                                      Chief Financial Officer