Form 10-K
period 1997-10-31
AIR & WATER TECHNOLOGIES CORP
filed 1998-01-29
CIK 823556

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended October 31, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from      to
                       Commission file number: 033-17921

                     AIR & WATER TECHNOLOGIES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3418759
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  U.S. HIGHWAY 22 WEST AND STATION                        08876
     ROAD BRANCHBURG, NEW JERSEY                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

Registrant's telephone number, including area code: (908) 685-4600

Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
   Class A Common Stock, $.001 par                     REGISTERED
                value                         American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant was $29,889,637 on January 28, 1998.

  The number of outstanding shares of the registrant's Class A Common Stock, par value $.001 per share, was 66,304,968 on January 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part IV--See the Exhibit Index to this Form 10-K, located at page 80 herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Air & Water Technologies Corporation ("AWT" or the "Company"), through its subsidiaries, provides a comprehensive range of services and technologies directed principally at providing complete services for the operation, maintenance and management of water and wastewater treatment systems; engineering, design and construction of water and wastewater facilities; the remediation of hazardous waste; and services and technologies for controlling air pollution. The Company believes it provides a complement of products and services that satisfy the environmental and essential services needs of its targeted client base. The Company markets its products and services through two widely recognized trade names: Professional Services Group ("PSG") for the operation, maintenance and management of water and wastewater treatment systems and Metcalf & Eddy for water, wastewater and hazardous waste engineering and consulting services. PSG provides operation, maintenance and management services for treatment systems in various water, wastewater, sludge and biosolids waste management markets. Metcalf & Eddy provides its clients with a broad spectrum of environmental consulting services, including engineering studies and design, project management, site evaluation, environmental assessment and master planning. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as air pollution control equipment. The Company is currently in negotiations with several interested parties and expects that most of the air pollution control businesses operated through Research-Cottrell will be sold within the next several months. The Company provides its full complement of products and services to predominantly four major customer sectors: the electric generating industry; the solid waste incineration industry; governmental entities, including municipalities and state and federal agencies; and specific industrial categories, such as petroleum refining, pulp and paper, pharmaceutical, chemical, primary and secondary metals, food processing, printing and furniture manufacture.

  PSG provides its clients with operation, maintenance and management ("OM&M") services for treatment systems in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment systems. PSG provides operation, maintenance and management services for water supply and wastewater treatment systems, primarily for cities, municipalities and other local governmental entities. PSG also serves the industrial market and federal and state governments by providing OM&M services for wastewater treatment systems and groundwater remediation treatment systems. In addition, PSG has experience dealing with the planning and implementation of large biosolids management programs, including composting facilities.

  Metcalf & Eddy's services are directed principally at the protection of public health and the environment in an efficient, cost-effective manner through sound water resources management, hazardous waste remediation and solid waste disposal. These services include protection, treatment and distribution of water from surface and groundwater sources; collection, treatment and disposal of wastewater and its associated by-products such as sludge; pretreatment of industrial wastewater prior to discharge into a municipal system or on-site treatment and disposal; remediation of hazardous waste sites involving contaminated soils and groundwater; monitoring and closure of sanitary landfills with disposal of associated leachate; and management and transportation of hazardous waste. In addition, Metcalf & Eddy provides expertise in environmental science, institutional and public policy support, regulatory compliance and the use of innovative technologies to meet clients' needs.

  Research-Cottrell's air pollution control related technologies and services are directed principally at cost-effectively reducing air pollution, treating thermal discharges, dispersing airborne contaminants, continuously monitoring emissions and providing engineering services for a wide range of industrial processing plants and power generation facilities in the United States and internationally. Research-Cottrell's services include identifying and analyzing air pollution control problems and recommending effective and cost-efficient control options; designing and engineering treatment facilities and equipment; procuring, fabricating, constructing and installing air pollution control equipment; and providing overall project management. In addition, Research-

Cottrell provides high quality replacement parts and expert maintenance and repair services for its own base of installed equipment as well as equipment provided by others on a routine outage and emergency response basis. Research-Cottrell's air pollution control technologies includes electrostatic precipitators; fabric filters; NOx and acid gas control technologies; concrete chimneys and steel stacks; industrial dust collector systems; continuous emissions monitoring devices; technologies for the destruction or capture of volatile organic compounds, or VOCs and heat exchangers, fired heaters and recuperators. These technologies are provided separately or can be combined into an integrated pollution control system.

REVISED BUSINESS STRATEGY

  During the second quarter of 1997, the Company completed a review of its operations' three year business plans. These plans included a detailed analysis of markets, growth opportunities and forecasted three year operating results, cash flows and return on capital employed for each business segment. As a result of this review, management considered the actions necessary to redeploy its capital to PSG and Metcalf & Eddy, its core water business. The strategic analysis conducted led to the conclusion that the Company did not have the overall size and expertise to grow the air pollution control businesses profitably. Among other factors contributing to this approach were recent tax law changes which may extend the duration of OM&M contracts and create additional opportunities within the water and wastewater treatment markets which are the primary markets for PSG and Metcalf & Eddy.

  Furthermore, the returns on capital employed with the PSG and Metcalf & Eddy segments are forecasted to be greater than the returns for the Research-Cottrell segment. From a competitive standpoint, management also believes that the Company has greater competitive advantages and market penetration through its PSG and Metcalf & Eddy businesses than what has been achieved by its Research-Cottrell operations.

  As a result of the above, management assessed the impact of de-emphasizing the Research-Cottrell business segment and redeploying its capital to its PSG and Metcalf & Eddy segments. A financial advisor was retained to assist the Company in exploring strategic alternatives related to this redeployment. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. The Company is currently in negotiations with several interested parties and expects that most of the air pollution control businesses operated through Research-Cottrell will be sold within the next several months. See "Management's Discussion and Analysis and Results of Operations--Results of Operations."

THE WATER/WASTEWATER PRIVATIZATION MARKET

  The Company believes that its redeployment of capital and revised business strategy will facilitate the participation of PSG and Metcalf & Eddy in the emerging privatization market in the water and wastewater treatment industry.

  The Company believes that the water/wastewater privatization market has reached a critical juncture in its development. More than ever before, both small and large municipalities are entering into privatization arrangements and adopting alternative forms of public/private partnerships ("PPPs"). Historically, the market has been dominated by short-term (three to five-year) OM&M contracts. However, recently, the market has shown indications of a potential shift to longer-term contracts. Two recent presidential executive orders and a recent Internal Revenue Service rule change have been issued which generally facilitate the implementation of PPPs and allow for greater flexibility and creativity in structuring PPPs. The new regulations make it easier for municipalities to enter into long-term OM&M contracts.

  Long-term partnerships will make it easier for municipalities to assign responsibility of entire systems to private operators such as PSG whose core competency is to operate, maintain and manage water and wastewater treatment systems. As a complete service provider, the Company through PSG will be capable of providing not only standard OM&M services, but also design/build of treatment facilities through Metcalf & Eddy, as well as arranging for financing for capital improvements, financing capital improvements or arranging for financing for up-front capital payments that the community can apply toward other uses.

  The water and wastewater privatization market in the United States and its territories is estimated to be, on the basis of annual revenues, a $1.1 billion market. Revenues of the top seven companies total approximately $600 million or 55% of the total market. Among the top seven companies, PSG has approximately a 45% share of that market segment. Overall, PSG has approximately a 25% share of the total $1.1 billion market.

  According to industry analysts, the water and wastewater treatment industry is poised for significant short-term and long-term growth. Analysts predict growth in annual revenue generation from the issuance of major new contracts to set the pace for the water industry at 15-25% over the next four years. Industry growth is the result of several market factors including cost savings; more reliable and higher quality private sector delivery of necessary public services; guaranteed performance and regulatory compliance; relief from day-to-day operational, management and administrative burdens; enhanced risk management; and achievement of user rate stabilization and system cost containment. Additional market factors encouraging the implementation of more sophisticated PPPs include private sector time/cost efficiencies for the design/build portion of a project; shift of future responsibility for capital improvements to the private sector; use of private sector financing to accomplish needed capital improvements; and the ability to monetize the asset (i.e., secure up-front cash payments).

  The Company believes that PSG is well-positioned to take advantage of industry growth and continue its market leadership role. In addition to being a market leader for short-term OM&M contracts, PSG is among a few firms pioneering alternative forms of PPPs. PSG has already converted four existing contracts into long-term contracts through contract renewals as a result of the Internal Revenue Service rule change and currently is pursuing several additional long-term contract renewals. Examples of the shift towards other types of PPPs include the Franklin, Ohio asset sale to a private sector company; Franklin, Ohio's PPP for the design/ construction/finance/operation and ownership of a new water treatment facility; the Freeport, Texas design/build/ finance/operate project; the long-term OM&M agreement in North Brunswick, New Jersey; and the Cranston, Rhode Island twenty-five year lease transaction. Freeport and Cranston are PSG projects.

  PSG believes that the Freeport, Texas project and Cranston, Rhode Island lease were among firsts in the water and wastewater industry. In the Freeport, Texas project, the City of Freeport asked PSG to act as a total service provider and not just a contract operator. PSG was engaged to operate the City of Freeport's water and wastewater systems and in addition undertook the design/build of its wastewater facility upgrade to comply with a consent order. PSG utilized Metcalf & Eddy for the design/build portion of the project, arranged for the financing of the upgrade and managed the process for the issuance of City of Freeport revenue bonds.

  In March 1997, a team including PSG and Metcalf & Eddy won the first long-term lease transaction in the United States water and wastewater industry. PSG will be the operator for the entire wastewater treatment system in Cranston, Rhode Island for the next twenty-five years. Metcalf & Eddy will provide design/build services for certain capital improvements which will bring the city into compliance with environmental regulations at a fraction of the previously estimated cost.

  To compete effectively in the emerging water and wastewater privatization market, the Company will require access to capital for expenditures relating to long-term OM&M contracts. On September 24, 1997, the Company entered into a recapitalization agreement, dated as of September 24, 1997, as amended as of January 26, 1998 (the "Recapitalization Agreement"), with Compagnie Generale des Eaux, a French corporation and the Company's largest stockholder ("CGE"), and CGE's indirect wholly-owned subsidiary, Anjou International Company, a Delaware corporation ("Anjou"), with respect to a recapitalization of the Company (the "Recapitalization"). Following the Recapitalization, the Company will explore various means of obtaining such capital, including through an investment fund or other off-balance sheet vehicle with the assistance of CGE. See "Certain Relationships and Related Transactions--Recapitalization Agreement."

PROFESSIONAL SERVICES GROUP--OPERATION, MAINTENANCE AND MANAGEMENT OF TREATMENT SYSTEMS

  OVERVIEW

  Prior to its acquisition by the Company from CGE on June 14, 1994 pursuant to the Investment Agreement, dated as of March 30, 1994, among the Company, CGE and Anjou, as amended as of September 24, 1997 by the Recapitalization Agreement (the "Investment Agreement"), PSG had been a wholly-owned subsidiary of Anjou. Since 1978, PSG has been operating, maintaining and managing water and wastewater treatment systems, sludge and biosolid waste disposal programs and public works projects, and providing operations assistance primarily to municipal entities but also to industrial companies. In the following description, references to PSG are intended to include, where appropriate, the operation, maintenance and management services of Metcalf & Eddy Services, a subsidiary of the Company involved in the substantially identical business as PSG that has been integrated with PSG subsequent to June 14, 1994. See "-- Metcalf & Eddy--Water and Wastewater Treatment/Hazardous Waste Remediation."

  OPERATION AND MAINTENANCE SERVICES

  PSG provides operation, maintenance and management services for treatment systems in the various water and wastewater and sludge and biosolid waste management markets. These services range from assisting owners and operators in addressing individual operating needs to the assumption by PSG of complete responsibility for operating complex treatment systems. PSG does not, however, own any treatment facilities except for a municipal sludge composting facility in Baltimore, Maryland and two wastewater treatment plants in Auburn, Alabama. Based on annual revenues, PSG is the market leader in providing OM&M services for water and wastewater treatment systems and sludge and biosolid waste management services, particularly in the area of large municipal waste treatment systems. In size and scope, PSG rivals the largest municipal wastewater systems in the United States if its projects were viewed as a single wastewater system. PSG operates in thirty-five states, Canada and Puerto Rico and provides services to approximately 385 facilities (approximately 220 wastewater and 165 water treatment plants) at over 115 locations. In the United States, PSG currently has 135 projects, concentrated east of the Mississippi, with the highest concentration in the Northeast. See Figure 1.1 below which depicts the geographic presence of PSG. PSG on a daily basis treats approximately 590 million gallons of water and 630 million gallons of wastewater. PSG's services reach over eight million people per day. PSG operates and maintains more than 17,000 miles of piping systems and more than 2,400 pumping stations. PSG manages more than 160,000 dry tons of biosolids per year, through a number of environmentally sound approaches.

                    [MAP OF PROJECT LOCATIONS APPEARS HERE]

                                   Figure 1.1

Figure 1.1 depicts the location and geographic dispersion of PSG Projects throughout the continental United States, Hawaii and Puerto Rico. The inset depicts the concentration of PSG Projects in the Northeast.

  The Company believes that PSG's relative size permits it to provide its clients with a higher caliber of benefits. PSG operates a large number of facilities and systems, with more employees, than any other company in the industry. PSG believes that its size allows each client partnership to take advantage of PSG's collective experiences and best practices. PSG maintains extensive infrastructure and equipment and provides sophisticated maintenance practices and programs. As a result, PSG believes that it can maintain, protect and preserve its clients' large investments in facilities and equipment in a highly competitive manner. In addition, PSG believes that through its process control expertise, developed through the hands-on operation of many complex facilities, PSG can make the cutting edge of innovation and technology immediately available to all of its clients' treatment facilities.

  In addition, PSG believes that its relationship with CGE further differentiates it from competitors. PSG believes that access to the technical and financial resources of CGE greatly enhances PSG's competitive position, financial strength and technical capabilities. With an annual budget of over $40 million, CGE's research facility is the world's largest private research institution dedicated exclusively to water and wastewater. Year after year, CGE strives to develop innovative, cost-efficient technology. PSG believes that access to CGE's technical expertise is an important benefit to PSG's clients as they face facility upgrades and expansions. PSG believes that its clients also benefit from CGE's knowledge and expertise in operating more than 7,000 water and wastewater facilities worldwide. PSG believes that the experience and support of CGE allows clients to realize further operational efficiencies and process enhancements.

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

  In addition to being a service provider under short-term OM&M contracts, PSG is among a few firms pioneering alternative forms of public/private partnerships, or PPPs, such as long-term OM&M contracts. See "--The Water/Wastewater Privatization Market."

  The water and wastewater privatization market in the United States and its territories is estimated to be, on the basis of annual revenues, a $1.1 billion market. The top seven companies total about $600 million in revenues or 55% of the total market. Among the top seven companies, PSG has approximately a 45% share of that market segment. Overall, PSG has approximately a 25% market share of the total $1.1 billion market.

  Examples of water treatment facilities which PSG operates include Newark, New Jersey; Brockton, Massachusetts; and Alamogordo, New Mexico. PSG's wastewater treatment facility contracts include New Orleans, Louisiana; Oklahoma City, Oklahoma; Cranston, Rhode Island; West Haven, Connecticut; and Kenner, Louisiana. In addition, PSG operates and manages the water and wastewater systems for the Commonwealth of Puerto Rico. PSG's contract with the Puerto Rico Aqueduct & Sewer Authority ("PRASA") is one of the largest OM&M contracts in the world. The facilities managed by PSG in Puerto Rico include 69 wastewater plants (capacity 304 mgd), 128 water treatment plants (capacity 318 mgd) and related collection and distribution systems and pumping stations.

  SLUDGE AND BIOSOLID WASTE MANAGEMENT SERVICES

  PSG has experience dealing with the planning and implementation of large biosolids management programs. Compared to other OM&M firms, PSG is among the leaders in large, complex biosolids plant operation and management experience. PSG manages more than 160,000 dry tons of biosolids per year, through a number of environmentally sound approaches. Methods used by PSG include landfilling, land application, composting and incineration. PSG also has significant experience in operating and managing composting facilities.

  PUBLIC WORKS

  PSG provides a full range of public works services under contract to small towns, villages and municipalities, including meter reading, sanitation services, street maintenance, customer billing and parks and grounds maintenance. These services are typically provided by PSG under OM&M contracts with a municipality's public works department for a fixed annual fee. These contracts typically result in lower cost and reduced administrative burdens for a municipality's personnel. PSG maintains such contracts with the following municipalities: Moore, Oklahoma; Mustang, Oklahoma; and Pikeville, Kentucky.

  COMPOSTING

  PSG has experience in operating and maintaining composting facilities and effectively controlling and reducing offensive odors. Solid waste composting, along with recycling and source reduction, is utilized by local governments as a means of reducing landfills. In a composting facility, the non-decomposable waste is removed, and the organic waste is shredded and then efficiently broken down by naturally occurring micro-organisms in the composting process, in which moisture content, aeration and temperature of the organic waste is controlled so as to accelerate the biological decomposition. Through further processing, composting produces a fine humus-like soil product which is sold or otherwise disposed of as a soil fertilizer or mulch. In Baltimore, Maryland, PSG currently operates one of the largest facilities that transforms municipal wastewater sludge into a usable compost product. PSG operates other composting facilities at Schenectady, New York; Bristol, Tennessee; and Hickory, North Carolina. PSG's management believes that composting is a viable market and has positioned PSG to increase its business in this market segment.

METCALF & EDDY--WATER AND WASTEWATER TREATMENT/HAZARDOUS WASTE REMEDIATION

  OVERVIEW

  Metcalf & Eddy provides a comprehensive range of environmental services to clients in industry and government, aimed principally at the protection of public health and the environment in a cost-effective manner, including planning, engineering, design and construction management, as well as on-site and off-site remediation of environmental contamination. Metcalf & Eddy's clients are faced with projects involving the protection, treatment and distribution of drinking water; the collection, treatment and disposal of wastewater and by-products such as sludge; the treatment and disposal of hazardous wastes; and the management of solid waste.

  Metcalf & Eddy receives support from CGE in the development and application of new and innovative technologies worldwide. As the world's largest water company, CGE invests over $40 million annually in the development of new technologies for water and wastewater treatment.

  SERVICES AND TECHNOLOGIES

  To address water pollution problems, Metcalf & Eddy provides a full spectrum of services focusing on design, construction, management and operation of complex biological, chemical and physical treatment technologies, as well as waste minimization and alternative disposal techniques; analyzes and assesses complex aquatic and other environments; and prepares specifications and designs for treatment systems. Metcalf & Eddy prepares permit and license applications, manages construction and field installation of treatment facilities, and provides startup, corrective action and rehabilitation services for those facilities. Metcalf & Eddy also develops operations and maintenance manuals for facilities and develops scheduling and maintenance procedures to ensure their efficient operation. Metcalf & Eddy also provides its clients with the expertise to address institutional, financial and public policy challenges which often arise in the development and implementation of environmental projects.

  WATER SUPPLY AND WASTEWATER TREATMENT SERVICES

  Since 1907, Metcalf & Eddy has conducted extensive hydrologic and geologic evaluations of hundreds of surface and groundwater supplies for governmental and industrial clients in the United States and abroad. Metcalf & Eddy has expertise in analyzing the nature of water resource problems, both in terms of available capacities and the quality of the sources, and in developing and evaluating different types of cost-effective treatment technologies. Metcalf & Eddy's experience includes the design of over fifty water treatment facilities, using technologies ranging from simple extraction and distribution of water to more complex technologies such as ozonation, carbon absorption, air stripping, desalinization, biologically active carbon ("BAC") and membrane filtration. Metcalf & Eddy has also evaluated and investigated over 250 dams, conducted groundwater contamination studies at over thirty sites and conducted computerized analyses on over 100 water distribution systems. In water system computer modeling, Metcalf & Eddy's expertise includes water system hydraulic and quality aspects and treatment process optimization.

  Metcalf & Eddy is a partner in the development of water treatment for New York City. Over the past year, Metcalf & Eddy, with its partners, has been conducting piloting for water treatment processes for New York City's Croton supply and is currently assisting the City with the process selection, which the Metcalf & Eddy team has been contracted to design.

  In the wastewater treatment market, Metcalf & Eddy has conducted evaluations of a broad range of effluents discharged from municipalities and industries, including petrochemical, petroleum, chemical, pulp and paper, electroplating, textile, ferrous and non-ferrous industries. Metcalf & Eddy has also conducted numerous studies of controlled and uncontrolled discharges entering on-site and off-site treatment facilities, lagoons and other bodies of water. Among the traditional and innovative solutions Metcalf & Eddy has developed for its clients are various biological, chemical and physical treatment technologies, including activated sludge, trickling filters, nutrient removal, constructed wetlands and land application. In conjunction with CGE, Metcalf & Eddy has established a research center in the United States for the development of technologies for water reuse. Metcalf & Eddy has designed over 200 wastewater treatment plants, including some of the largest facilities in the United States, utilizing these technologies. A major market for Metcalf & Eddy's services is the upgrade of treatment facilities that were built under the Federal Construction Grants Program during the 1970s.

  Since August 1988, Metcalf & Eddy has played a vital role in one of the premier wastewater treatment projects in the world, serving as lead design engineer for the Massachusetts Water Resources Authority's ("MWRA's") Boston Harbor Project. Under this contract, Metcalf & Eddy has had primary responsibility for directing the design of the entire primary and secondary treatment facilities, including a five-mile inter-island tunnel and a nine and one half mile outfall tunnel/diffuser system. Work on the court-ordered project included development of the conceptual design for the entire wastewater treatment system, preparation of a project Design Manual, including standard specifications, development of the MWRA's CADD system, and management of all project design engineers providing final design services. As lead engineer, Metcalf & Eddy has also conducted a number of special investigations, including an air quality/odor control pilot study, a hydroelectric feasibility study, a stacked clarifier hydraulic model, a disinfection study, various hydraulic models of the outfall/diffuser system, and a project-wide geotechnical exploration program. During the ongoing construction phase, lead engineer services include coordinating interaction among all construction packages, plant-wide technical submittal review and instrumentation and control systems.

  Metcalf & Eddy also provided, as project design engineer, the final design services and engineering services during construction for the entire primary treatment portion, a major part of the secondary treatment portion and miscellaneous support facilities at the plant. Under a separate contract awarded in 1993, Metcalf & Eddy has provided training to MWRA management staff and the tools they need to train plant operations and maintenance staff on an ongoing basis. The long-term training contract has been considered a critical element to MWRA's ability to operate and maintain the new facility, and to protect the $3.4 billion investment of public funds in the project. Major portions of the plant, including the new primary treatment facilities, are now on-line. In August 1997, MWRA celebrated the successful start-up of the first portion of the secondary treatment facilities and the revitalization of a critical natural resource.

  Under a separate contract with the MWRA, Metcalf & Eddy completed a master plan and combined sewer overflow ("CSO") facilities plan. Four communities served by MWRA, including the City of Boston, were faced with controlling pollution from over eighty overflow points into Boston Harbor and its tributary rivers from a sewer system which combines stormwater and sewage. In one of the largest CSO studies ever undertaken, Metcalf & Eddy provided a comprehensive investigation of the MWRA's collection system and developed a plan which reduced the estimated cost of a CSO control project from $1.3 billion to $370 million, while achieving the client's goal of protecting beaches, shellfish beds and other critical resources. The project included water quality monitoring, strategic system planning, monitoring CSOs and interceptors, and developing CSO management solutions with the input of multiple stakeholders. The Metcalf & Eddy plan was awarded the 1995 American Academy of Engineers grand prize, and is used as a national model for comprehensive, watershed-based solutions for complex wet weather pollution control challenges. Presently, Metcalf & Eddy is conducting detailed design of major parts of the plan, and will continue to assist the MWRA with its implementation.

  Metcalf & Eddy is routinely asked to provide hands-on assistance to numerous water and wastewater treatment facilities in such operational areas as maintaining and servicing equipment, mechanical and instrumentation process control, troubleshooting, training of staff, and facility rehabilitation and upgrading. One of the most important areas of this assistance is in the optimization of plant and system operation to maximize the effectiveness at minimum cost.

  HAZARDOUS WASTE MANAGEMENT AND REMEDIATION SERVICES

  Metcalf & Eddy provides a full range of services for the identification, characterization, evaluation, design and implementation of cleanup measures for soil and groundwater contaminated with hazardous and toxic waste. Diagnostic services include geophysical surveys, surface and subsurface sampling, hydroelectrical investigations, analytical laboratory services and underground storage tank testing. To evaluate and design remedial measures, Metcalf & Eddy performs feasibility studies, public health and ecological risk assessments, pilot and bench scale treatability studies and groundwater modeling. Metcalf & Eddy applies a broad range of proven and innovative technologies for soil and groundwater cleanup, including soil venting, bioremediation, air stripping, heavy metals precipitation, activated carbon absorption, UV-oxidation and ion exchange.

  Metcalf & Eddy has been awarded several contracts with the Department of Defense for investigation and remediation of site contamination problems at military installations under the Base Realignment and Closure ("BRAC") program, at active installations and formerly-used defense sites under the Defense Environmental Restoration Program, and at Superfund sites administered by the Army Corps of Engineers for the EPA. Turnkey design, construct and operate contracts are currently held with the Army Corps of Engineers for groundwater cleanup projects. Contracts covering a wide range of hazardous and toxic investigation and design services are or were recently held with the Army Corps of Engineers in New England; Savannah, Georgia; Louisville, Kentucky and Mobile, Alabama; with the Army Environmental Center for Total Environmental Program Support nationwide; and with the Air Force Material Command at Wright Patterson and Kelly Air Force Bases. Metcalf & Eddy is performing nationwide contaminated soil and tank removal assignments under contract to the Air Force Center for Environmental Excellence at Brooks Air Force Base, remediation of petroleum oils and lubricants under subcontract with the Naval Energy and Environmental Support Activity at Fort Hueneme, California, and has been selected for environmental compliance services by both the Naval Facilities Engineering Command's Southern and Western Divisions and the Air Force Mobility Command for a major nationwide subcontract role.

  In recent years, Metcalf & Eddy has focused on the in-field remediation portion of the hazardous waste market. To meet client needs for expedited and cost-effective cleanup, Metcalf & Eddy has brought several new technologies to the marketplace, providing its clients with engineered solutions tailored to their site needs. Technologies introduced by Metcalf & Eddy include HYDRO-SEP(SM) soil washing system, GEMEP(SP) mercury removal system and NoVOCs(SM) in-well vapor stripping system. Metcalf & Eddy has taken an active role in the brownfields redevelopment market, partnering with nationwide real estate management and development firms.

  Metcalf & Eddy is a remediation contractor for the State of Florida, a remedial investigation and feasibility study contractor for the states of Massachusetts and Connecticut, and a contractor to the EPA for a full spectrum of services from investigation to design and implementation of remedial measures in the six New England states. Metcalf & Eddy was selected by the EPA for a Response Action Contract ("RAC") covering New England. The maximum value of this contract is approximately $400 million over a ten-year contract term.

  In 1996, Metcalf & Eddy was one of four vendors selected to participate on projects valued at $190 million to provide remediation, pollution prevention, and BRAC services over a five-year period at McClellan Air Force Base in Sacramento, California.

  SLUDGE MANAGEMENT SERVICES

  Because of Metcalf & Eddy's experience with treatment technologies used for water supply and wastewater disposal, numerous municipal and industrial clients have engaged Metcalf & Eddy to assist in the management and disposal of the sludge generated as a by-product of the treatment process. For these clients, Metcalf & Eddy develops programs to minimize the generation of sludge, to alter it to more environmentally acceptable forms, and to develop and evaluate alternative processing and disposal technologies such as thickening, anaerobic digestion, conditioning, dewatering, incineration, composting and land application. Metcalf & Eddy has assessed sludge handling and disposal alternatives, designed and assisted in the implementation of treatment technologies and operated sludge management facilities. Working with its clients, Metcalf & Eddy has analyzed and designed innovative technologies and treatment alternatives for over forty-five sludge management projects and facilities with over three billion gallons per day of treatment capacity.

  Metcalf & Eddy has designed and is providing construction support and training services for the San Diego Municipal Biosolids Center ("MBC"). When completed, the MBC, which represents San Diego's largest-ever infrastructure program, will be one of the largest, most innovative sludge processing systems in the United States.

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

  Metcalf & Eddy has continually expanded its program management expertise and resources by providing program management services for major national defense and municipal programs. For example, Metcalf & Eddy has been providing long-term program management services for the upgrade of one of the largest wastewater facilities in the United States, the Blue Plains advanced wastewater treatment plant serving Washington, D.C., and for the drinking water system in Lawrence, Massachusetts. Under contract to the United States Air Force Logistics Command for the Peace Shield project, Metcalf & Eddy entered into a joint venture with CRSS Inc. to provide program management services to deliver ground based facilities to support a new air defense system for the Royal Saudi Arabian Air Force. Metcalf & Eddy was primarily responsible for applying its geotechnical, hydrological and construction management skills to site and build structures, roads, water and wastewater systems and other infrastructure to support the complex defense system. The facilities include underground command and control centers, long range radar sites, a central command center, a central maintenance facility and communications sites.

  DESIGN/BUILD AND DESIGN/BUILD/OPERATE SERVICES

  To expedite project delivery and reduce overall program costs, Metcalf & Eddy offers design/build and, in conjunction with its sister company, PSG, design/build/operate service packages. The design/build market has grown tenfold in the last decade and, because of its many advantages, is expected to be the dominant project delivery method by the year 2000. During 1996 and 1997, Metcalf & Eddy was awarded several design/build projects in the United States and overseas, including providing design/build services in connection with PSG's design/build/finance/operate project in Freeport, Texas, and providing design/build services for capital improvements in connection with PSG's Cranston, Rhode Island lease transaction. The Cranston, Rhode Island project involves innovative financing and long-term operation by PSG. See "--The Water/Wastewater Privatization Market."

  INTERNATIONAL BUSINESS

  Metcalf & Eddy has provided environmental and engineering services to clients in more than eighty nations, spanning all seven continents. Presently, Metcalf & Eddy is providing planning, design, program and construction management services on several large projects in Egypt, Thailand, Singapore, Latin America and Eastern Europe.

  COMPETITION

  Metcalf & Eddy's competitors fall into several categories. National competitors include integrated consulting engineering firms (offering several different services including consulting, design/build and contract operations), along with single service consulting firms. Regional firms are also competitors, although many have been acquired by larger firms. Low-cost regional providers also compete with Metcalf & Eddy, particularly in the municipal water and wastewater market. Metcalf & Eddy also competes with specialty construction management firms, niche players, major A/E firms, construction and utility companies, investor-owned water utilities, and integrated companies. Depending on the client's needs, however, Metcalf & Eddy often teams with firms which might be competitors in other settings.

  In the dynamic market for environmental services, Metcalf & Eddy is well positioned to answer clients' needs for cost-effective delivery of public service, management of environmental risk, and the development and employment of innovative technologies. Working with its sister companies and global partners, Metcalf & Eddy believes that it can offer an array of solutions and approaches which few competitors can match.

DISCONTINUED OPERATION--RESEARCH-COTTRELL--AIR POLLUTION CONTROL

  The Company has marketed air pollution control related products and services through Research-Cottrell. Research-Cottrell is comprised of six companies:
Air Pollution Control Division (APCD), Custodis, Flex-Kleen, KVB, REECO and Thermal Transfer Corporation. Research-Cottrell's technologies and services are directed principally at cost-effectively reducing air pollution, treating thermal discharges, dispersing airborne contaminants, continuously monitoring emissions, and providing engineering services for industrial process plants and power generation in the United States and internationally. Research-Cottrell's services have included identifying and analyzing air pollution control problems and recommending effective and cost-efficient control options; designing and engineering treatment facilities and equipment; procuring, fabricating, constructing, and installing air pollution control and related equipment; and providing overall project management. In addition, Research-Cottrell has participated in the aftermarket services sector.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

  Financial information concerning the Company's operations by industry segment and the Company's foreign and domestic operations is set forth in Note 11, captioned "Business Segments," to the Consolidated Financial Statements of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Financial Statements and Supplementary Data."

MARKETS AND CUSTOMERS

  The Company markets its services and technologies to governmental and industrial customers throughout the United States, the Caribbean, Canada and the Pacific Rim. The Company also services customers in Europe, the Middle East, Central and South America and the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. The Company uses a coordinated system of in-house sales representatives and marketing managers, organized primarily by business segments and markets served. In fiscal 1997, sales to governmental customers approximated 96% and 83% of the Company's PSG and Metcalf & Eddy segment sales, respectively.

  Contracts with federal, state, municipal and other governmental agencies generally may be terminated at any time at the option of the customer. In fiscal 1997, sales associated with PSG's contract with PRASA accounted for 23% of the Company's sales for such period and sales to the federal government approximated 10% of the Company's consolidated sales for such period. The Company benefits substantially from its long-term relationships with many of its clients which result in a significant amount of repeat business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  The Company has experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers, the loss of any of which would not have a material adverse effect on the Company.

BACKLOG

  At October 31, 1997, the Company's total backlog was approximately $1.1 billion, the same level as at October 31, 1996, and consisted of PSG (78%) and Metcalf & Eddy (22%). The Company estimates that approximately $330 million of the backlog represents work which will be completed in the next twelve months. The total backlog at October 31, 1997 represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount and includes approximately $275 million from PSG's contract with PRASA. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders. Most of the Company's long-term contracts contain escalation provisions designed to protect the Company against increases in material and unit labor costs. The Company's total backlog included approximately 95% of work to be performed for federal, state and municipal governmental agencies as of October 31, 1997.

COMPETITION

  The Company faces substantial competition in each market in which it operates. The Company competes primarily on its engineering, scientific and technological expertise. To the extent that non-proprietary or conventional technologies are used, the Company also relies upon its experience and trade names as a basis for competition. Such trade names include: "Professional Services Group" and "Metcalf & Eddy" in the water and wastewater treatment and sludge management markets and "Metcalf & Eddy" in the hazardous waste remediation market. Many companies, some of which have greater resources than the Company, participate in the Company's markets and no assurance can be given that such other companies will not enter its markets. See "-- Professional Services Group--Operation, Maintenance and Management of Treatment Systems" and "--Metcalf & Eddy--Water and Wastewater Treatment/Hazardous Waste Remediation--Competition."

  Customers for PSG's and Metcalf & Eddy's water and wastewater services are primarily governmental entities and typically award contracts on the basis of technical qualifications and price. For PSG's treatment system OM&M contracts, technical qualification is required; however, price is generally a key determining factor. Treatment system OM&M agreements are generally for three to five-year periods, with various renewal options up to five years in duration, and contain certain escalators for inflation. In addition, recent developments in the water and wastewater treatment markets may lead to longer-term contracts. See "--The Water/Wastewater Privatization Market." For Metcalf & Eddy's design services contracts, the majority of which are cost-plus-fixed-fee arrangements, technical qualifications are the primary factor followed by price competitiveness. In the hazardous waste cleanup market, Metcalf & Eddy competes with many local, regional and national firms on the basis of experience, reputation and price.

  PSG typically competes for its contracts under a competitive procurement process. This process can vary, but typically follows one of three methods. The first method is the issuance of a Request for Qualifications ("RFQ") with a selection made on qualifications only. Negotiations are held only with the most qualified company. The second method is a two-step procurement process consisting of an RFQ followed by a short listing of the most qualified firms. The short listed firms are then requested to provide a proposal, which includes a price proposal, based on a Request For Proposals ("RFP") and a firm is then selected. The selection can range from a decision based on the lowest price to a decision based on price and other factors. The third method is a one-step procurement which is an RFQ/Price Proposal. The selection is usually based on price and other factors, but low price is sometimes the only deciding factor. Prospective clients often will hire consultants or advisors to assist in the procurement and selection process. The entire procurement and selection process can range from four months to two years, with larger, more complex projects taking the longer amount of time. When factors other than price are considered in the final selection, such factors include technical qualifications; experience and reputation; financial capabilities necessary to ensure delivery of services; assumption of risk being required for the contract; proposed operating and employee transition plans; depth of corporate resources; and other value added considerations.

  In competing for municipal work, Metcalf & Eddy most often participates in a process which involves an RFQ, a short-listing of qualified firms, then an RFP. In most cases, those firms submitting proposals are asked to make a presentation to the client selection committee. Due to its extensive experience, client relationships and reputation in the field, Metcalf & Eddy is generally short-listed in municipal election processes, and wins approximately 30% of the projects it pursues. In the industrial market, selections are generally made from a limited, pre-qualified list of consultants, and competition is based on price. Metcalf & Eddy believes that its strategic alliance with Betz-Dearborn will enable it to leverage the access of Betz's 2,500 person sales force to aggressively pursue opportunities in the rapidly growing market for outsourcing of industrial water, wastewater and hazardous waste management. Federal procurements are conducted in accordance with strict federal requirements set forth in the Federal Acquisition Regulations ("FAR"). Selections are made on a combination of qualifications and cost criteria, and there is often competition for assignments among several selected consultants after the award of a contract.

  There can be no assurance that the Company will be able to compete successfully with its existing or any new competitors or that competitive pressures faced by the Company will not materially and adversely affect its results of operations and financial condition. In addition, while the Company has been successful in obtaining new contracts and renewing existing contracts, there can be no assurance that due to competitive pressures the margins achieved from such contracts will not be decreased.

REGULATION

  Over the past twenty-five years, significant environmental laws at the federal, state and local level have been enacted in response to public concern over the environment. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the Company's products and services.

  The Safe Drinking Water Act of 1974 directs the EPA to set drinking water standards for the estimated 57,561 community water supply systems in the United States. In 1996, Congress reauthorized the act through the Safe Drinking Water Act Amendments of 1996. The amendments will bring substantial changes to the regulation and financing of water systems. The changes focus on four elements:

  . regulatory improvements, including standards based on better science, risk assessment, and prioritization of efforts;

  . new, stronger programs to prevent contamination of drinking water sources;

  . expanded information for water system consumers, including specific "right-to-know" provisions; and

  . new funding for states and community water systems through a drinking water state revolving fund program.

  The new regulatory framework provides a more manageable program for community systems to monitor and treat drinking water supplies than the previous law. Communities therefore will not be as delayed by uncertainty and will be able to design and install the technologies and systems needed to achieve regulatory compliance.

  The amendments maintain the current process and set a schedule for implementation of two far-reaching proposals the EPA made in 1994. The first proposal, the disinfectants and disinfection by-products rule ("D/DBP"), establishes disinfectant level goals for chlorination and maximum contaminant level goals for potentially harmful disinfection byproducts, notably trihalomethanes. The second proposal, the enhanced surface water treatment rule ("ESWTR"), focuses on treatment requirements for waterborne disease-causing organisms, or pathogens. Final adoption of these rules under the new schedule will affect the majority of the Company's municipal clients who will need to study, design, build and operate more sophisticated facilities.

  Congress established for the first time a major federal financial assistance program for community water systems, the drinking water state revolving fund program. The amendments authorize nearly $9.6 billion through 2003 to be allotted based on need to states to create low interest loan funds for installing and upgrading drinking water treatment facilities. Many of the Company's municipal water clients will be in a position to use these funds for needed capital improvements.

  The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") established a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law set treatment standards for industries and wastewater treatment plants and provided federal grants to assist municipalities in complying with the new standards. According to the EPA's survey of wastewater and sewage treatment needs, as much as $137 billion will be needed for construction and upgrade of wastewater treatment facilities by the year 2012. The EPA and/or delegated state agencies are placing some of these non-complying communities under enforcement schedules. In cases of noncompliance, the EPA may petition for court-ordered compliance and penalties. In 1987, the law was amended to phase out federal grants by 1991 and replace them with state revolving funds, with a commitment to provide federal money through 1994. It is presently expected that federal funding will continue to be appropriated for state revolving funds.

  Key areas for which regulations have been issued include industrial wastewater pretreatment, surface water toxics control and sewage sludge disposal. The Clean Water Act requires pretreatment of industrial wastewater before discharge into municipal systems and gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges. These rules issued by the EPA will increase the need for facility upgrading and control of industrial discharges. The revised regulations tighten prohibitions against discharge of toxic wastes, and subject industries, which discharge into public sewers, to stringent controls, inspections, monitoring and testing requirements. The surface water toxics program requires states to identify waters adversely affected by toxics and propose control strategies. Also under the Clean Water Act, the EPA published, in February 1993 and amended in February 1994, a rule setting standards for the use and disposal of sludge when it is applied to land to condition the soil, is disposed on land by placing it in surface disposal sites, or is incinerated. Final "Stormwater" regulations were issued in November 1990 and establish management requirements for municipalities serving populations over 100,000 and industries within specified categories.

  In 1994, the EPA signed a final regulation that outlines the national Combined Sewer Overflow policy. CSO systems are a combination of rain and sanitary sewage in sewer systems. CSOs contain pollutants that are present in the domestic and industrial wastewaters, as well as those in the urban stormwater runoff that enters the combined sewer system. The CSO plan impacts 1,100 municipalities, mainly in the Northeast and Midwest. The EPA estimates the cost associated with improving and upgrading these sewer-stormwater systems at $41 billion over the next fifteen year period.

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

  Under applicable RCRA regulations, generators who generate more than a certain amount of hazardous waste per month are required to package and label shipments of hazardous waste in accordance with detailed regulations and to prepare a manifest identifying the material and stating its destination before shipment off-site. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA, or a state agency which has been authorized by the EPA to administer its state program, and must comply with certain operating, financial responsibility and disclosure requirements. RCRA also provides for corrective actions to remediate contamination resulting from the disposal of hazardous waste.

  Regulations issued pursuant to RCRA significantly affect the need for environmental treatment and services in the following areas: municipal solid waste disposal, land disposal of hazardous waste, remediation of environmental contamination, and management of underground storage tanks. Regulations establishing land disposal restrictions for hazardous wastes are being published in serial form.

  In December 1995 the EPA proposed a new system for exempting high-volume, low-risk wastes from RCRA hazardous waste management rules. This new rule, part of the Hazardous Waste Identification Rule ("HWIR"), would establish a risk-based "floor" for these wastes, encouraging the use of innovative waste treatment technologies. The EPA is also promoting a program that encourages RCRA corrective action facilities to meet performance standards through self-implementing programs. The Company expects that both of these programs will benefit the Company by hastening the pace of cleanups and encouraging the use of on-site engineered systems. However, as a result of a settlement with hazardous waste industry litigants, the EPA is not required to finalize a HWIR rule for industrial process wastes until April 2001.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") established the Superfund program to clean up hazardous waste sites and provides for penalties for noncompliance. Superfund has been interpreted to impose strict, joint and several liability on owners and operators of facilities, transporters, and persons who arrange for the disposal or treatment of hazardous substances for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Where potentially responsible parties cannot be identified, are without resources or are unresponsive, federal funds may be used. In addition, the Superfund Amendments and Reauthorization Act of 1986 established more stringent cleanup standards and accelerated mandatory schedules to ensure rapid and permanent solutions in cleaning up sites. Superfund was slated for reauthorization, and possible substantial revision, in 1994, 1995, 1996 and again in 1997. It will be reconsidered in 1998, although it is unclear whether reauthorization will occur due to the very controversial issues surrounding retroactive liability and natural resource damage evaluation.

  The exodus of U.S. industry from inner-city or other industrial locations during the past thirty years has left behind thousands of former manufacturing and commercial sites, many of which have been abandoned because of contamination and associated liability to owners and/or operators. These sites, known as "brownfields," number more than 500,000 nationwide. In 1995, the Clinton Administration introduced the Brownfields Initiative, which was designed to encourage inner-city economic development and property reuse by resolving the cleanup and liability issues associated with contaminated industrial properties. To date, the EPA and state agencies in thirty-five states have initiated targeted efforts under this Initiative. These efforts have included funding for pilot programs, legislation geared at limiting owner and lender liability, and relaxed cleanup standards that balance potential environmental and public health risk with future site use. Brownfields continue to be a high priority for the Administration and this initiative is being expanded in scope and funding. The Company is well-positioned to serve the market, which includes current property owners and potential buyers, through its management and cleanup capabilities and its long-term relationships with both governmental and industrial clients.

  In addition to federal environmental regulations, most states and many local authorities have enacted laws regulating activities affecting the environment. Many of these state and local laws have imposed stricter standards and regulations than their federal counterparts, and as a result are also an important market driver for the Company's products and services.

BONDING

  The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. The Company is required to indemnify surety companies providing bid and performance bonds for any payments the sureties are required to make under the bonds.

  The Company and its subsidiaries obtain bid and performance bonds pursuant to a Master Surety Agreement (the "Master Surety Agreement"), dated as of October 31, 1995, with United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Underwriters, Inc. and Fidelity and Guaranty Insurance Company and USF&G Insurance Company of Mississippi (collectively, "USF&G"). The Company also has outstanding bid and performance bonds pursuant to agreements with Reliance Insurance Company, United Pacific Insurance Company and Planet Insurance Company of Federal Way, Washington, although no bonds have been obtained under these agreements since June 27, 1995. In addition, the Company's Bank Credit Facility provides for issuance of letters of credit for purposes which include direct or indirect fulfillment of bid and performance bond requirements by the Company and its subsidiaries. The Company has never forfeited a bid or a performance bond, and no project sponsor has ever called and drawn a bond issued in support of the Company's contract obligations.

  In August 1997, USF&G notified the Company that it would suspend the renewal and issuance of new bid and performance bonds as of September 30, 1997, due to the Company's operating performance and resulting financial condition as reported at the end of the fiscal quarter ended April 30, 1997, unless it received indemnification from CGE or Anjou for at least 20% of all future bond requests including renewals. Anjou has entered into an agreement with USF&G regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million.

  In connection with the Recapitalization, CGE and the Company have agreed that from September 30, 1997 and continuing until the consummation of the Recapitalization, CGE (or one of its affiliates) will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement. In consideration, CGE (or one of its affiliates) will receive assurances from USF&G that, in the event of a default by the Company, USF&G will assign and transfer to CGE (or one of its affiliates) any and all of USF&G's resultant rights in the bonded commercial contract (whether arising under the Master Surety Agreement, or by operation of law, or otherwise). Any such arrangement will be negotiated between CGE and USF&G. There can be no assurance that USF&G will be willing to provide bid or performance bonds to the Company following the Recapitalization without a guarantee from CGE (or one of its affiliates) and there can be no assurance that CGE (or one of its affiliates) would be willing to provide such a guarantee following the Recapitalization.

INSURANCE

  The Company currently maintains various types of insurance, including workers' compensation, general and professional liability and property coverages. The Company believes that it presently maintains adequate insurance coverages for all of its present operational activities. It has been both a Company policy and a requirement of many of its clients that the Company maintain certain types and limits of insurance coverage for the services and products it offers, provided that such types and limits can be obtained on commercially reasonable terms. In addition to existing coverages, the Company has been successful in obtaining commercially reasonable coverage for certain pollution risks, though coverage has been on a claims made rather than occurrence basis due to the professional nature of some of the Company's exposures. Claims made policies provide coverage to the Company only for claims reported during the policy period. The Company's general liability and other insurance policies have historically contained absolute pollution exclusions, brought about in large measure because of the insurance industry's adverse claims experience with environmental exposures. Accordingly, there can be no assurance that environmental exposures that may be incurred by the Company and its subsidiaries will continue to be covered by insurance, or that the limits currently provided or that may be obtained in the future will be sufficient to cover such exposures. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company.

EMPLOYEES

  At October 31, 1997, the Company had approximately 2,900 full-time employees, of which approximately 1,600 are employed in PSG, 900 are employed in Metcalf & Eddy and 400 are employed in Research-Cottrell. The Company does not believe that the loss of the services of any person employed by the Company would have a material adverse effect on the Company. In addition, the Company does not maintain employment agreements or key-person insurance for any of its senior management.

ITEM 2. PROPERTIES

  The Company believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs. At October 31, 1997 the principal physical properties of the Company were as follows:

                                                   APPROXIMATE    APPROXIMATE
                                                  SQUARE FOOTAGE SQUARE FOOTAGE   LEASE
LOCATION                         FUNCTION             OWNED          LEASED     EXPIRATION
--------                         --------         -------------- -------------- ----------
Branchburg, NJ.......... Corporate Office/Metcalf   89,466 on           --          --
                         & Eddy Office and           46 acres
                         Research-Cottrell Office
Wakefield, MA........... Metcalf & Eddy Office            --        139,687        2005
Palo Alto, CA........... Metcalf & Eddy Office            --         17,672        2005
Miramar, FL............. Metcalf & Eddy Office            --         13,936        2005
Chicago, IL............. Metcalf & Eddy Office            --          7,030        2002
Itasca, IL.............. Research-Cottrell Office         --         13,759        2002
Houston, TX............. PSG Corporate Office             --         22,706        2003
Honolulu, HI............ Metcalf & Eddy Office            --         15,833        2003
Santa Barbara, CA....... Metcalf & Eddy Office            --          4,328        2000
New York, NY............ Metcalf & Eddy Office            --         10,413        2004
Columbus, OH............ Metcalf & Eddy Office            --         22,515        2004
Irvine, CA.............. Research-Cottrell                --         80,561        1999
                         Office & Manufacturing
Atlanta, GA............. Metcalf & Eddy Office            --         11,051        2004
San Diego, CA........... Metcalf & Eddy Office            --         12,978        2002

  In addition, the Company leases or owns space in approximately 50 other domestic locations and 17 locations in Canada, Europe and the Middle East. The Company has no current plans or requirements for additional space. Also, the Company operates and provides services from approximately 115 treatment facilities, two of which it owns.

ITEM 3. LEGAL PROCEEDINGS

  In connection with a broad investigation by the U.S. Department of Justice into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system (the "DOJ Investigation"). PSG has cooperated and continues to cooperate with the Department of Justice which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's then Chief Executive Officer on administrative leave of absence with pay. The former PSG Chief Executive Officer, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the Department of Justice and continues to cooperate fully with its investigation. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

  The City of Bremerton, Washington brought a contribution action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a city-owned wastewater treatment plant from 1987 until late 1995. The contribution action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit (except for two recalcitrant homeowners) were resolved. All claims by and between M&E Services and the City in the second homeowners' suit were expressly reserved and will be tried after the City's contribution action, which is currently scheduled for trial in March 1998. The City is seeking to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant and attorneys' fees. M&E Services denies any liability to the City and believes it has meritorious defenses to the claim. However, no assurances can be given that an adverse judgment would not have a material adverse effect on the financial position or results of operations of M&E Services or the Company taken as a whole.

  On October 14, 1997, Research-Cottrell, Inc. and, its subsidiary, Research-Cottrell Belgium, S.A. (" R-C Belgium"), were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is R-C Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from R-C Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the R-C Belgium equipment, but also lost profits, damages to business reputation, theft of employees (R-C Belgium hired two former Seghers' employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to R-C Belgium due to alleged unfair pricing practices by R-C Belgium and other miscellaneous interest charges and costs. The case involves complex technical and legal issues and is in its earliest stages. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has meritorious counterclaims based upon Seghers' breaches of contract and poor performance.

  The Company and its subsidiaries are parties to various other legal actions arising in the normal course of their businesses, some of which involve claims for substantial sums. Moreover, as a general matter, providers of services similar to those provided by the Company may be subject to lawsuits alleging negligence or other similar claims and environmental liabilities, which may involve claims for substantial damages. Damages assessed in connection with and the costs of defending any such actions could be substantial. The Company's management believes that the levels of coverage are adequate to cover currently estimated exposures. Although the Company believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, there can be no assurance that the Company will be able to obtain such coverage or will be able to do so at an acceptable cost or that the Company will not incur significant liabilities in excess of policy limits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Class A Common Stock, par value $.001 per share, of the Company (the "Class A Common Stock") began trading publicly on August 10, 1989 at an initial public offering price of $17.00 per share and is traded on the American Stock Exchange, Inc. (the "AMEX") under the symbol "AWT." On January 20, 1998 there were 573 holders of record of the Company's Class A Common Stock.

  The following table sets forth, for the fiscal periods shown, the high and low sales prices for the Class A Common Stock as reported on the AMEX.

                                                                    HIGH   LOW
                                                                   ------ ------
       Fiscal 1996
         First Quarter............................................ $8.125 $4.000
         Second Quarter........................................... $7.000 $5.250
         Third Quarter............................................ $6.750 $4.969
         Fourth Quarter........................................... $9.500 $5.500
       Fiscal 1997
         First Quarter............................................ $7.500 $5.000
         Second Quarter........................................... $6.500 $4.500
         Third Quarter............................................ $5.250 $2.250
         Fourth Quarter........................................... $4.063 $1.250

  The Company did not declare any cash dividends on its Class A Common Stock during fiscal 1996 and 1997. Pursuant to the Company's senior secured credit facility (the "Bank Credit Facility"), dated as of March 10, 1995, with The First National Bank of Chicago and Societe Generale, New York Branch ("Societe Generale"), as arranging agents, the Company is prohibited from declaring or paying cash dividends on its Class A Common Stock or making other restricted payments, as defined in the Bank Credit Facility. The Company currently intends to retain its earnings, if any, to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents selected historical financial data for the Company. The information contained herein should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and related Notes thereto as of and for the years then ended.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  FISCAL YEARS ENDED OCTOBER 31,
                         -----------------------------------------------------
                           1997       1996       1995       1994       1993
                         ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Sales................... $ 456,375  $ 482,091  $ 398,661  $ 309,401  $ 299,365
Cost of sales...........   385,573    394,124    309,496    243,786    226,600
Selling, general and
 administrative
 expenses...............    75,755     62,316     66,697     64,814     48,256
Depreciation and
 amortization...........    16,861     13,983     12,279      9,969      7,036
Unusual charges.........     5,000        --         --      63,400        --
                         ---------  ---------  ---------  ---------  ---------
Operating income (loss)
 from continuing
 operations.............   (26,814)    11,668     10,189    (72,568)    17,473
Interest income.........       359        923      1,113        979        390
Interest expense........   (24,356)   (22,597)   (23,925)   (24,117)   (23,212)
Other expense, net......      (502)    (2,296)       (37)    (3,762)    (1,861)
                         ---------  ---------  ---------  ---------  ---------
Loss from continuing
 operations before
 income taxes and
 extraordinary item ....   (51,313)   (12,302)   (12,660)   (99,468)    (7,210)
Income tax (expense)
 benefit................      (514)     1,246       (587)    (1,172)       433
                         ---------  ---------  ---------  ---------  ---------
Loss from continuing
 operations before
 extraordinary item.....   (51,827)   (11,056)   (13,247)  (100,640)    (6,777)
 Income (loss) from
  discontinued
  operations............  (108,754)     5,788      5,262   (153,138)     1,222
 Extraordinary item.....       --         --         --      (8,000)       --
                         ---------  ---------  ---------  ---------  ---------
   Net loss.............  (160,581)    (5,268)    (7,985)  (261,778)    (5,555)
Preferred stock
 dividend...............    (3,300)    (3,300)    (3,300)    (1,245)        --
                         ---------  ---------  ---------  ---------  ---------
Net loss applicable to
 common stockholders.... $(163,881) $  (8,568) $ (11,285) $(263,023) $  (5,555)
                         =========  =========  =========  =========  =========
Earnings (loss) per
 common share (after
 preferred stock
 dividend):
 Continuing operations
  before extraordinary
  item.................. $   (1.72) $   (0.45) $   (0.52) $   (3.69) $   (0.27)
 Discontinued
  operations............     (3.40)      0.18       0.17      (5.54)      0.05
 Extraordinary item.....       --         --         --       (0.29)       --
                         ---------  ---------  ---------  ---------  ---------
 Net loss .............. $   (5.12) $   (0.27) $   (0.35) $   (9.52) $   (0.22)
                         =========  =========  =========  =========  =========
Weighted average shares
 outstanding............    32,019     32,018     32,018     27,632     24,812
                         =========  =========  =========  =========  =========
                                         AS OF OCTOBER 31,
                         -----------------------------------------------------
                           1997       1996       1995       1994       1993
                         ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital
 (deficit).............. $ (55,802) $   7,556  $ (12,568) $ (51,206) $ 101,371
Total assets............   383,065    496,358    489,318    496,953    530,051
Goodwill................   164,337    169,578    174,601    177,888    126,552
Long-term debt..........   307,845    306,542    289,120    245,984    221,463
Stockholders' equity
 (deficit)..............  (109,262)    54,241     63,089     74,381    210,314

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) The Company has never declared or paid cash dividends on the Class A Common Stock, and the Bank Credit Facility prohibits the Company from declaring or paying cash dividends on the Class A Common Stock. The Company intends to retain its earnings, if any, to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future.

(2) The Company did not declare the quarterly dividends aggregating $1,650,000 due September 30, 1997 and December 31, 1997 on its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), all of which was held by CGE, due to its concerns over liquidity and adequacy of its surplus. On January 28, 1998, the Company effected the Exchange (as defined hereinafter) pursuant to which all of the shares of Series A Preferred Stock held by CGE (representing all of the issued and outstanding shares of Series A Preferred Stock) were exchanged for shares of Class A Common Stock. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

(3) See Note 2 to the Consolidated Financial Statements of the Company for discussion of the Recapitalization Agreement and the Company's relationship with CGE.

(4) See Note 3 to the Consolidated Financial Statements of the Company for discussion of the planned Research-Cottrell divestiture and its related losses reflected in fiscal 1997.

(5) On June 14, 1994, the Company acquired CGE's PSG water/wastewater management subsidiary for $70.2 million (6,701,500 shares of Class A Common Stock at the quoted market price at date of issuance, plus direct acquisition costs of $4.9 million), resulting in goodwill of $57.8 million.

(6) See Note 11 to the Consolidated Financial Statements of the Company for discussion of PSG's contract with PRASA.

(7) The Company's results in 1994 include losses from discontinued operations including $38.2 million related to its asbestos abatement business ("Falcon"), $4.6 million related to its natural gas compressor and power generation system business ("Pamco") and $110.3 million related to its air pollution control business ("Research-Cottrell") including unusual charges of $81.8 million related to among other items, anticipated divestitures, deferred software and other asset write-offs and specific contract reserves and project costs overruns. The $8.0 million extraordinary loss reflected in 1994 resulted from a one-time premium required to retire $100 million aggregate principal amount of 11.8% Senior Notes with The Prudential Insurance Company of America. The 1994 results also include unusual charges to continuing operations of $63.4 million related to among other items estimated costs to settle pending litigation including PRASA's dispute with Metcalf & Eddy, termination of certain leases and facility closings, employee termination benefits and various costs and asset writedowns related to certain businesses and specific projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

  The Company was organized by an investment group including Odyssey Partners, L.P., Allen & Company Incorporated ("Allen & Company") and affiliates of First Chicago Corporation to make a cash tender offer to purchase all of the outstanding shares of capital stock of Research-Cottrell, Inc. ("RCI") and its subsidiaries, (collectively, "Research-Cottrell"), including Metcalf & Eddy, Inc. The Research-Cottrell acquisition was completed on July 13, 1987 (the "Acquisition"). As a result of the Acquisition, the Company incurred approximately $250 million in debt and recorded approximately $200 million in goodwill. The Company's results of operations since the Acquisition have been adversely affected by the interest expense related to the Acquisition debt, which was refinanced in 1990, and the amortization of goodwill. See Notes to the Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

  The Company operates principally in two segments: PSG which is focused on the operation of water and wastewater treatment facilities and Metcalf & Eddy which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. See "--Financial Condition."

  DEMAND FOR THE COMPANY'S SERVICES AND TECHNOLOGIES

  Demand for the Company's services and technologies arises principally from three sources:

  . need for governmental agencies to reduce costs through productivity improvements and improve the quality of services;

  . upgrade of existing facilities and the need for new capacity at water and wastewater treatment facilities and various industrial pollution sources, such as waste incineration and industrial process plants, which must comply with existing environmental legislation and regulations; and

  . regulations mandating new or increased levels of water pollution control, water supply and solid waste management as well as remediation of contaminated sites.

  DEPENDENCE ON KEY PROJECTS AND GOVERNMENT CONTRACTS

  In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

  Approximately 90% of the Company's fiscal year 1997 gross revenues were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

  In fiscal year 1997, the contract of PSG's wholly owned subsidiary, PS Group of Puerto Rico, Inc. ("PSG Puerto Rico"), with PRASA accounted for 39% of PSG Puerto Rico's total sales and 23% of the Company's total sales. Operations were initiated under the contract on September 1, 1995. The contract has a five-year term but PRASA may cancel the contract for any reason after August 31, 1998. Pursuant to the contract, PSG Puerto Rico manages 69 wastewater plants, 128 water treatment plants and related collection and distribution systems and pumping stations in Puerto Rico. The contract's profitability is contingent upon achieving certain contract incentives. In addition, at October 31, 1997 PSG Puerto Rico had receivables of $34.3 million due from PRASA for certain reimbursable costs. See "--Financial Condition." PSG Puerto Rico is in the process of negotiations with PRASA regarding a replacement contract for the existing five-year contract. Management currently expects that the contract with PRASA will not be canceled by PRASA in August 1998, but will remain in effect through its original five-year term ending August 2000 or be amended or replaced with a new contract. Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expires in June 1998.

  Summarized below is certain financial data including information relating to the Company's business segments.

                                              FISCAL YEARS ENDED OCTOBER 31,
                                              ---------------------------------
                                                 1997       1996       1995
                                              ----------  ---------- ----------
                                                      (IN THOUSANDS)
SALES:
  Professional Services Group...............  $  271,650  $ 270,640  $ 179,713
  Metcalf & Eddy............................     186,490    215,358    216,852
  Other and eliminations....................      (1,765)    (3,907)     2,096
                                              ----------  ---------  ---------
                                              $  456,375   $482,091  $ 398,661
                                              ----------  ---------  ---------
COST OF SALES:
  Professional Services Group...............  $  241,538   $242,225  $ 151,893
  Metcalf & Eddy............................     145,800    155,806    158,068
  Other and eliminations....................      (1,765)    (3,907)      (465)
                                              ----------  ---------  ---------
                                              $  385,573   $394,124  $ 309,496
                                              ----------  ---------  ---------
SELLING, GENERAL AND ADMINISTRATIVE EX-
 PENSES:
  Professional Services Group...............  $   20,169  $  13,657  $  12,542
  Metcalf & Eddy............................      47,136     39,939     42,057
  Other.....................................         --         --       2,524
  Corporate (unallocated)...................       8,450      8,720      9,574
                                              ----------  ---------  ---------
                                              $   75,755  $  62,316  $  66,697
                                              ----------  ---------  ---------
DEPRECIATION AND AMORTIZATION:
  Professional Services Group...............  $    8,119  $   7,335  $   5,679
  Metcalf & Eddy............................       8,227      6,223      5,691
  Other.....................................         --         --         307
  Corporate (unallocated)...................         515        425        602
                                              ----------  ---------  ---------
                                              $   16,861  $  13,983  $  12,279
                                              ----------  ---------  ---------
IMPAIRMENT CHARGE:
  Professional Services Group...............  $      --   $     --   $     --
  Metcalf & Eddy............................         --         --         --
  Other.....................................         --         --         --
  Corporate (unallocated)...................       5,000        --         --
                                              ----------  ---------  ---------
                                              $    5,000  $     --   $     --
                                              ----------  ---------  ---------
OPERATING INCOME (LOSS):
  Professional Services Group...............  $    1,824  $   7,423  $   9,599
  Metcalf & Eddy............................     (14,673)    13,390     11,036
  Other.....................................         --         --        (270)
  Corporate (unallocated)...................     (13,965)    (9,145)   (10,176)
                                              ----------  ---------  ---------
                                              $  (26,814) $  11,668  $  10,189
                                              ----------  ---------  ---------
Interest expense, net.......................  $  (23,997) $ (21,674) $ (22,812)
Other expense, net..........................        (502)    (2,296)       (37)
Income tax (expense) benefit................        (514)     1,246       (587)
                                              ----------  ---------  ---------
Loss from continuing operations.............     (51,827)   (11,056)   (13,247)
Income (loss) from discontinued operations..    (108,754)     5,788      5,262
                                              ----------  ---------  ---------
Net loss....................................  $ (160,581) $  (5,268) $  (7,985)
                                              ==========  =========  =========

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1996

 Overview

  As discussed in more detail with the comparison of each segment's results, the Company's net loss increased from $5.3 million during the year ended October 31, 1996 to $160.6 million (including losses from discontinued operations of $108.8 million) during the year ended October 31, 1997. This was primarily the result of certain operating charges and asset write-offs, including charges taken in connection with the planned Research-Cottrell divestiture, all as more fully described below. Sales have decreased from $482.1 million to $456.4 million primarily due to lower Metcalf & Eddy sales volumes as a result of delays in awards of new contracts. At October 31, 1997, the Company's total backlog was approximately $1.1 billion and consisted of PSG (78%) and Metcalf & Eddy (22%).

 Revised Business Strategy

  During the second quarter of 1997, the Company completed a review of its operations' three year business plans. These plans included a detailed analysis of markets, growth opportunities and forecasted three year operating results, cash flows and return on capital employed for each business segment. As a result of this review, management considered the actions necessary to redeploy its capital to PSG and Metcalf & Eddy, its core water business. The strategic analysis conducted led to the conclusion that the Company did not have the overall size and expertise to grow the air pollution control businesses profitably. Among other factors contributing to this approach were recent tax law changes which may extend the duration of OM&M contracts and create additional opportunities within the water and wastewater treatment markets which are the primary markets for PSG and Metcalf & Eddy. See "Business--The Water/Wastewater Privatization Market."

  Furthermore, the returns on capital employed within the PSG and Metcalf & Eddy segments are forecasted to be greater than the returns for the Research-Cottrell segment. From a competitive standpoint, management also believes that the Company has greater competitive advantages and market penetration through its PSG and Metcalf & Eddy businesses than what has been achieved by its Research-Cottrell operations.

  As a result of the above, management assessed the impact of de-emphasizing the Research-Cottrell business segment and redeploying its capital to its PSG and Metcalf & Eddy segments. A financial advisor was retained to assist the Company in exploring strategic alternatives related to this redeployment. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. The Company is currently in negotiations with several interested parties and expects that most of the air pollution control businesses operated through Research-Cottrell will be sold within the next several months.

 Professional Services Group

  Operating income was $1.8 million for the year ended October 31, 1997 and reflects a $5.6 million decrease from the comparable 1996 period primarily due to certain operating charges and asset write-offs which approximated $6.9 million. These charges were primarily related to professional fees of $5.7 million related to marketing consultants, the DOJ Investigation and certain litigation matters, and provisions of $1.2 million for revised collectibility estimates for certain non-current note receivables. Excluding the effect of the aforementioned charges, the operating results were $1.3 million higher than the comparable 1996 period due to the timing of certain contractual incentive clauses realized under the PRASA project.

  Sales remained comparable to the prior period as a result of the privatization market developing more slowly than anticipated. Although the Company has been successful in obtaining contract renewals, it continues to experience delays in negotiating and closing new business opportunities due to municipal clients' implementation schedules.

 Metcalf & Eddy

  The operating loss of $14.7 million for the year ended October 31, 1997 was primarily the result of $19.4 million of charges, including $5.5 million of provisions required in order to properly reflect the Company's revised estimates for the collectibility of certain receivables based on recent adverse developments in contract negotiations and collection efforts; $6.0 million of increases to its reserves for litigation, professional liability and certain project contingencies due to revised estimates of the expected outcome of certain unasserted and asserted claims and litigation incurred in the normal course of business; $3.4 million of equipment write-offs; a $1.7 million charge related to a cancellation penalty for a high cost leased facility; and other direct and indirect costs of $2.8 million.

  In addition to the effect of the aforementioned charges, lower sales volume and gross margin rates and higher depreciation expenses, partially offset by lower selling, general and administrative expenses, reduced the operating results by $8.7 million from the comparable prior period ended October 31, 1996. The reduction in sales volume of $28.9 million during the period reduced the operating results by $8.0 million due to delays in obtaining task order releases primarily within the hazardous waste remediation service lines, several contracts which were awarded to competitors and delayed procurement in international markets. Delays are increasing due to funding and administrative issues with certain government agencies (e.g., the Environmental Protection Agency (the "EPA") and the Department of Defense). The lower gross margin rates reduced the operating results by $2.9 million during the period primarily due to favorable pricing adjustments reflected in the prior periods, pricing pressures and a business mix shift from self-performed work to subcontracted work. Partially offsetting the lower margins were selling, general, and administrative expense reductions of $2.9 million during the year ended October 31, 1997 as compared to the comparable 1996 period as a result of lower personnel related costs including discretionary and self-insured employee benefit costs. The $2.0 million increase in depreciation and amortization from the comparable prior period primarily resulted from the reduction of the estimated useful lives of computer equipment.

 Corporate and Other

  The unallocated corporate costs were comparable to the prior period except for the $5.0 million impairment charge related to the Branchburg, New Jersey property which is anticipated to be sold. In addition, higher average borrowings resulted in increased interest expense.

 Discontinued Operation--Research-Cottrell

  The loss from discontinued operations for the year ended October 31, 1997 was $108.8 million including a loss on disposal of $63.9 million, significant operating charges of $40.5 million, other operating losses of $2.9 million and non-operating expenses of $1.5 million. The loss on disposal was developed using a range of estimated proceeds based on current negotiations with several potential buyers of the businesses and also includes estimated future losses of $8.5 million through the estimated disposal date. The significant operating charges include a $25.0 million impairment charge recognized during the second quarter primarily related to a writedown of goodwill and other non-current assets of Ecodyne and KVB, receivable provisions of $3.4 million at Ecodyne and R-C International, warranty provisions of $10.0 million at R-C International and Custodis and $2.1 million of higher than anticipated costs on a specific APCD project. In addition to the loss on disposal and significant operating charges, the remaining operating loss was due to lower sales volume and reduced margin rates as a result of fewer bid opportunities due to delays in issuing new air quality standards by the EPA, lack of enforcement of existing standards, price pressures from highly competitive markets and project execution.

FISCAL YEAR ENDED OCTOBER 31, 1996 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1995

 Overview

  As discussed in more detail with the comparison of each segment's results, the Company's net loss decreased from $8.0 million during the year ended October 31, 1995 to $5.3 million during the year ended

October 31, 1996. The results for the year reflected decreases in operating margins (primarily for PSG) due to the highly competitive marketplace and increases in selling and marketing expenses (primarily for PSG) which were partially offset by overhead reductions within Metcalf & Eddy and Corporate. Sales increased from $398.7 million to $482.1 million primarily due to increased service revenues associated with PSG's contract with PRASA. At October 31, 1996, the Company's backlog was approximately $1.0 billion and consisted of PSG (78%) and Metcalf & Eddy (22%).

 Professional Services Group

  Operating income was $7.4 million for the year ended October 31, 1996 and reflects a $2.2 million decrease from the comparable prior period due to additional selling, general and administrative expenses as well as depreciation and amortization related to growth initiatives which were partially offset by higher gross margins. The increase in PSG's sales is a result of the PRASA contract which began September 1, 1995 and has not had a proportional impact on operating income.

 Metcalf & Eddy

  Although sales remained comparable to the prior year, Metcalf & Eddy's operating income increased by $2.4 million during the year ended October 31, 1996. The higher operating income was attributable primarily to personnel, facilities and insurance cost reductions which resulted in a decrease in selling, general and administrative expenses of $2.1 million. In addition, estimated favorable pricing adjustments partially offset the impact of unfavorable sales mix to more design/build and construction type projects.

 Corporate and Other

  The corporate (unallocated) selling, general and administrative expenses decreased by $0.9 million during the year ended October 31, 1996 due to cost reduction efforts, including personnel related costs and professional fees. The results for the year compared to the prior year were also favorably impacted by slightly lower financing costs and the favorable resolution of several pending tax issues.

 Research-Cottrell

  Income from discontinued operations increased by $0.5 million primarily due to an increase in non-operating income in 1997 partially offset by a decrease in operating income. Operating income decreased by $0.6 million during the year ended October 31, 1996 from the comparable prior period. The changes in operating income reflect the decreases in margin rates in most business units caused by price pressures from highly competitive markets, unfavorable product line mix and project execution. Partially offsetting the reduced margins were lower selling, general and administrative expenses of $3.2 million during the year ended October 31, 1996 (primarily at its APCD and KVB operations). International sales volume continued to increase by $10.7 million due to improved market penetration during the aforementioned period, however, the higher sales related to international activities were more than offset by lower sales volume in KVB of $11.0 million during the year ended October 31, 1996. KVB's lower sales volume, compared with the prior period, was due to the fulfillment of orders for equipment required by utility customers to comply with the Clean Air Act Amendments of 1990.

FINANCIAL CONDITION

  During the year ended October 31, 1997, cash generated by operating activities was $15.0 million including $13.9 million from discontinued operations. The operating activities of continuing operations generated $1.1 million after interest payments of $23.6 million. The $15.0 million increase in receivables and $23.1 million increase in payables were primarily related to PSG Puerto Rico's contract with PRASA under which certain unreimbursed costs paid on behalf of PRASA have not been collected ($34.3 million at October 31, 1997), and the payment of certain power costs to the Puerto Rico Electric Power Authority ("PREPA") ($33.2 million at October 31, 1997) has been delayed. On December 9, 1997 PREPA filed a complaint in civil court in Puerto Rico against PSG Puerto Rico seeking payment by PSG Puerto Rico of PRASA's power costs. To the Company's knowledge, process was never served in respect of such suit. PSG Puerto Rico paid approximately $9.1 million to PREPA on December 23, 1997, shortly following receipt of such amount from PRASA as a partial payment. On January 16, 1998, the complaint was withdrawn by PREPA without prejudice. Management believes that such receivables will be fully collected and will be used to pay the power costs due to PREPA. The cash generated from discontinued operations was primarily related to various working capital reductions of Research-Cottrell due to lower sales volume and the sale of certain businesses. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs including those reflected in the current period. Management believes that adequate provisions have been made to the receivable balances reflected in the October 31, 1997 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

  Investment activities required $12.2 million of cash during the year ended October 31, 1997 including $1.0 million for Research-Cottrell's capital expenditures. Investments related to the start up of operations, maintenance and management of treatment facilities within the PSG segment were $7.9 million. Capital expenditures of $4.9 million were made in the PSG and Metcalf & Eddy segments primarily for computer and field equipment and leasehold improvements. Proceeds of $2.0 million from the sale of certain Research-Cottrell operations and other assets were also received during the year. As discussed more fully below, significant investments may be required in the near term due to current growth initiatives.

  Financing activities required $3.4 million of cash during the year ended October 31, 1997 primarily due to the payment of cash dividends of $2.5 million paid on the Series A Preferred Stock and fees of $1.5 million related to the Recapitalization, partially offset by net borrowings under credit facilities of $1.7 million discussed more fully below.

  On September 24, 1997, the Company, CGE and Anjou entered into the Recapitalization Agreement, whereby the Company would restructure its debt with a portion of the gross proceeds from the Rights Offering (as defined hereinafter) and retire all of the outstanding shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"). The consummation of the transactions contemplated by the Recapitalization Agreement will reduce the Company's annual interest expense by approximately $12.4 million and eliminate $3.3 million of annual dividends on the Series A Preferred Stock. See "Certain Relationships and Related Transactions--Recapitalization Agreement."

  On August 2, 1996, the Company entered into a $60 million seven-year unsecured revolving credit facility with Anjou (the "Anjou Note"). The facility matures on August 2, 2003. As of October 31, 1997, the Company's outstanding borrowings under the facility totaled $60.0 million. The Anjou Note bears interest at LIBOR (London Interbank Offered Rate) plus 0.6% (6.2% at October 31, 1997). The Company expects to repay the Anjou Note with a portion of the gross proceeds from the Rights Offering.

  In connection with the Investment Agreement, the Company and CGE entered into a Credit Agreement, dated as of June 14, 1994, pursuant to which the Company received a $125 million unsecured term loan from CGE (the "CGE Note"). The CGE Note bears interest at one, two, three or six-month LIBOR, as selected by the Company, plus 1.25% (6.9% at October 31, 1997), as defined, and has a final maturity of June 15, 2001. The CGE Note contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. The Company expects to repay the CGE Note with a portion of the gross proceeds from the Rights Offering.

  The Company also maintains the three-year senior secured Bank Credit Facility, dated as of March 10, 1995, with the First National Bank of Chicago and Societe Generale, co-agents for a syndicate which includes seven additional banks (the "Lending Banks"). The Bank Credit Facility was increased by $20.0 million to $70.0 million as of April 28, 1997. As of October 31, 1997, the Company's borrowings under the Bank Credit Facility totaled $3.0 million and outstanding letters of credit under the Bank Credit Facility totaled $22.5 million (unused capacity of $44.5 million).

  As of December 12, 1997, the configuration and structure of the Bank Credit Facility was revised. As a result of this revision Societe Generale purchased and assumed from all of the other Lending Banks all of such banks' rights and obligations under the Bank Credit Facility, becoming the sole lending bank thereunder, and the Company and Societe Generale entered into an amendment (the "Amendment") to extend the Bank Credit Facility until December 11, 1998. The Bank Credit Facility had been scheduled to expire on March 31, 1998. The Amendment waives the Company's compliance with certain covenants and amends others. The prior amendments and waiver would have terminated on December 15, 1997 had the Bank Credit Facility not been amended. Following the Recapitalization, the Company intends to enter into discussions regarding the establishment of a new credit facility following the maturity of the Bank Credit Facility. CGE also has reaffirmed to Societe Generale the terms of CGE's existing credit support of the Company, including a commitment by CGE to maintain a minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility.

  The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $70.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.9% at October 31, 1997), or at a defined bank rate approximating prime (8.5% at October 31, 1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates CGE for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities ($1.2 million, $1.2 million and $0.8 million for the years ended October 31, 1997, 1996 and 1995, respectively).

  The Company's ability to comply with the financial and other covenants in such agreements beyond March 31, 1998 is substantially dependent upon the completion of the Rights Offering. Failure to complete the Rights Offering may require additional waivers or amendments to the Bank Credit Facility. There can be no assurance that such waivers or amendments could be obtained. In the absence of a waiver or amendment, Societe Generale would have the right to refuse any further extensions of credit and the right to accelerate payment of all outstanding amounts under the Bank Credit Facility. In addition, substantially all of the Company's long-term debt and certain other financial and non-financial obligations contain cross-default or acceleration provisions. In the event the Company were required to repay accelerated outstanding amounts under the Bank Credit Facility and other obligations, the Company does not believe that it will have financial resources adequate to repay such amounts and to satisfy its ongoing working capital requirements. Therefore, the failure to complete the Rights Offering could have a material adverse effect on the Company's business prospects and on its financial condition and liquidity.

  As of January 28, 1998, the Company had Bank Credit Facility borrowings of $10.0 million and outstanding letters of credit under the Bank Credit Facility of $22.9 million. In addition to the $37.1 million of unused capacity under its Bank Credit Facility at January 28, 1998, the Company believes it can finance its ongoing operations in the near term (including additional working capital requirements if a growth in sales occurs, but excluding the significant investments discussed below) through improved working capital management by focusing on Metcalf & Eddy's past due receivables, asset divestitures related to the Research-Cottrell segment and reduction of financing costs through the strengthening of its current capital structure as contemplated by the Recapitalization. A significant amount of planned asset divestiture proceeds is expected to fund the related retained liabilities, however, the cash outlays may occur during different periods.

  The businesses of the Company have not historically required significant ongoing capital expenditures. For the years ended October 31, 1997, 1996 and 1995 total capital expenditures were $5.0 million, $6.3 million and $5.4 million, respectively. At October 31, 1997, the Company had no material outstanding purchase commitments for capital expenditures, however, following the Recapitalization, the Company will require additional financial resources to develop and support each of its business at PSG and Metcalf & Eddy, to undertake related long-term capital expenditures or other investments and to participate in the emerging privatization market in the wastewater management industry. CGE has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by CGE of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project finance activities of the Company on terms which are commercially reasonable. As a result, CGE and the Company and possibly others, investing either directly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments.

  The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. In August 1997, USF&G notified the Company that it would suspend the renewal and issuance of new bid and performance bonds as of September 30, 1997, due to the Company's operating performance and resulting financial condition as reported at the end of the fiscal quarter ended April 30, 1997, unless it received indemnification from CGE or Anjou for at least 20% of all future bond requests including renewals. Anjou has entered into an agreement with USF&G regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. There can be no assurance that USF&G will be willing to provide bid and performance bonds to the Company following the Recapitalization without a guarantee from CGE (or one of its affiliates), and there can be no assurance that CGE would be willing to provide such a guarantee following the Recapitalization. See "--Results of Operations-- Dependence on Key Projects and Government Contracts."

  The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets' remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition or results of operations. At October 31, 1997, unamortized goodwill was $164.3 million.

YEAR 2000 ISSUE

  Based on a preliminary study by management, the Company expects to incur approximately $3 million during 1998 and 1999 to modify its information systems appropriately to accurately process information in the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to year 2000 compliance will not have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Included herein are certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its revised business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecasted, estimated or budgeted by the Company in such forward-looking statement:

  . The Company's highly competitive marketplace.

  . Changes in as well as enforcement levels of federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's services.

  . Adverse developments in the DOJ Investigation.

  . Dependency on key projects, customers and contracts.

  . The ability to obtain new contracts (some of which are significant) from existing and new clients.

  . The ability of the Company to obtain new bid and performance bonds following the Recapitalization.

  . The execution of expected new projects and those projects in backlog within the most recent cost estimates.

  . Changes in interest rates causing an increase in the Company's effective borrowing rate.

  . Adverse resolution of litigation matters and existing claims arising in the ordinary course of business.

  . The extent of public participation in the Rights Offering.

  . The failure to consummate the Rights Offering by the end of the second quarter of fiscal 1998.

  . The ability of the Company to access capital (through an investment fund, off-balance sheet vehicle or otherwise) and to effect and finance future investments.

  . The ability of the Company to successfully implement its revised business strategy.

  . The ability of the Company to obtain any necessary waivers, extensions or renewals of the Bank Credit Facility.

  . The acceptance by the Company's current and prospective customers of the Company's financial position following the Recapitalization.

  . The effectiveness of the new business planning committee of the Board of Directors, established in connection with the Recapitalization, in identifying strategies aimed at increasing stockholder value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AIR & WATER TECHNOLOGIES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Reports of Independent Public Accountants................................   33
Consolidated Balance Sheets as of October 31, 1997 and 1996..............   35
Consolidated Statements of Operations for the Years Ended October 31,
 1997, 1996 and 1995.....................................................   36
Consolidated Statements of Stockholders' Equity for the Years Ended Octo-
 ber 31, 1997, 1996 and 1995.............................................   37
Consolidated Statements of Cash Flows for the Years Ended October 31,
 1997, 1996 and 1995.....................................................   38
Notes to Consolidated Financial Statements...............................   39

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Air & Water Technologies Corpo-ration:

  We have audited the accompanying consolidated balance sheets of Air & Water Technologies Corporation and its Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air & Water Technologies Corporation and its Subsidiaries as of October 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          McGladrey & Pullen, LLP

New York, New York
December 13, 1997, except
 for the last paragraph of
 Note 7 as to which the
 date is January 28, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Air & Water Technologies Corporation:

  We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Air & Water Technologies Corporation (a Delaware corporation) and subsidiaries for the year ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Air & Water Technologies Corporation and subsidiaries for the year ended October 31, 1995, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Roseland, New Jersey
December 8, 1995

                      AIR & WATER TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        AS OF OCTOBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      OCTOBER 31,
                                                  --------------------
                                                    1997       1996
                                                  ---------  ---------
                     ASSETS
Current Assets:
  Cash and cash equivalents, including restricted
   cash of $413 and $849 in 1997 and 1996, re-
   spectively.................................... $  12,089  $  12,667
  Accounts receivable, less allowance for doubt-
   ful accounts of $3,300 and $1,300 in 1997 and
   1996, respectively............................    76,681     61,818
  Costs and estimated earnings in excess of
   billings on uncompleted contracts.............    33,557     37,437
  Inventories....................................     1,893      1,921
  Prepaid expenses and other current assets......     4,460      7,878
  Net current assets of discontinued operations..       --      21,410
                                                  ---------  ---------
    Total current assets.........................   128,680    143,131
                                                  ---------  ---------
Property, plant and equipment, net...............    13,388     28,890
Investments in environmental treatment facili-
 ties............................................    21,817     22,062
Goodwill, net....................................   164,337    169,578
Other assets.....................................    30,391     27,927
Net non-current assets of discontinued opera-
 tions...........................................    24,452    104,770
                                                  ---------  ---------
    Total assets................................. $ 383,065  $ 496,358
                                                  =========  =========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt......... $     398  $     378
  Accounts payable...............................    80,007     56,914
  Accrued expenses...............................    86,681     63,921
  Billings in excess of costs and estimated
   earnings on uncompleted contracts.............    15,320     12,520
  Income taxes payable...........................     1,485      1,842
  Net current liabilities of discontinued opera-
   tions.........................................       591        --
                                                  ---------  ---------
    Total current liabilities....................   184,482    135,575
                                                  ---------  ---------
Long-term debt...................................   307,845    306,542
                                                  ---------  ---------
Commitments and contingencies (Note 13)                 --         --
Stockholders' equity (deficit):
  Preferred stock, par value $.01, authorized
   2,500,000 shares; issued 1,200,000 shares;
   liquidation value $60,000.....................        12         12
  Common stock, par value $.001, authorized
   100,000,000 shares; issued 32,109,156 shares
   ..............................................        32         32
  Additional paid-in capital.....................   427,036    427,036
  Accumulated deficit............................  (535,214)  (372,433)
  Common stock in treasury, at cost..............      (108)      (108)
  Cumulative currency translation adjustment.....    (1,020)      (298)
                                                  ---------  ---------
    Total stockholders' equity (deficit).........  (109,262)    54,241
                                                  ---------  ---------
    Total liabilities and stockholders' equity
     (deficit)................................... $ 383,065  $ 496,358
                                                  =========  =========

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      AIR & WATER TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       YEARS ENDED OCTOBER 31,
                                    -------------------------------
                                      1997       1996       1995
                                    ---------  ---------  ---------
Sales.............................  $ 456,375  $ 482,091  $ 398,661
Cost of sales.....................    385,573    394,124    309,496
                                    ---------  ---------  ---------
    Gross margin..................     70,802     87,967     89,165
Selling, general and
 administrative expenses..........     75,755     62,316     66,697
Depreciation and amortization.....     16,861     13,983     12,279
Impairment charge.................      5,000        --         --
                                    ---------  ---------  ---------
    Operating income (loss) from
     continuing operations........    (26,814)    11,668     10,189
Interest income...................        359        923      1,113
Interest expense..................    (24,356)   (22,597)   (23,925)
Other expense, net................       (502)    (2,296)       (37)
                                    ---------  ---------  ---------
    Loss from continuing
     operations before income
     taxes .......................    (51,313)   (12,302)   (12,660)
Income tax (expense) benefit......       (514)     1,246       (587)
                                    ---------  ---------  ---------
    Loss from continuing
     operations...................    (51,827)   (11,056)   (13,247)
Discontinued operations:
    Income (loss) from operations
     of discontinued segment......    (44,854)     5,788      5,262
    Loss from disposal of
     discontinued segment.........    (63,900)       --         --
                                    ---------  ---------  ---------
    Net loss......................   (160,581)    (5,268)    (7,985)
Preferred stock dividend,
 including dividends in arrears of
 $1,100 at October 31, 1997.......     (3,300)    (3,300)    (3,300)
                                    ---------  ---------  ---------
    Net loss applicable to common
     stockholders.................  $(163,881) $  (8,568) $ (11,285)
                                    =========  =========  =========
Income (loss) per common share
 (after preferred stock dividend):
    Continuing operations.........  $   (1.72) $    (.45) $    (.52)
    Discontinued operations.......      (3.40)       .18        .17
                                    ---------  ---------  ---------
    Net loss......................  $   (5.12) $    (.27) $    (.35)
                                    =========  =========  =========

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      AIR & WATER TECHNOLOGIES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                          SERIES A          CLASS A
                      PREFERRED STOCK    COMMON STOCK                           CLASS A COMMON   CUMULATIVE
                       $.01 PAR VALUE   $.001 PAR VALUE  ADDITIONAL             TREASURY STOCK    CURRENCY
                      ---------------- -----------------  PAID-IN   ACCUMULATED ---------------  TRANSLATION
                       SHARES   AMOUNT   SHARES   AMOUNT  CAPITAL     DEFICIT   SHARES   AMOUNT  ADJUSTMENT    TOTAL
                      --------- ------ ---------- ------ ---------- ----------- -------  ------  ----------- ---------
Balance, October 31,
 1994................ 1,200,000  $12   32,107,906  $32    $427,028   $(352,580) (89,902) $(108)    $    (3)  $  74,381
Net loss.............       --   --           --   --          --       (7,985)     --     --          --       (7,985)
Cash dividends,
 Series A Preferred
 Stock...............       --   --           --   --          --       (3,300)     --     --          --       (3,300)
Currency translation
 adjustment..........       --   --           --   --          --          --       --     --           (7)         (7)
                      ---------  ---   ----------  ---    --------   ---------  -------  -----     -------   ---------
Balance, October 31,
 1995................ 1,200,000   12   32,107,906   32     427,028    (363,865) (89,902)  (108)        (10)     63,089
Net loss.............       --   --           --   --          --       (5,268)     --     --          --       (5,268)
Cash dividends,
 Series A Preferred
 Stock...............       --   --           --   --          --       (3,300)     --     --          --       (3,300)
Exercise of stock
 options.............       --   --         1,250  --            8         --       --     --          --            8
Currency translation
 adjustment..........       --   --           --   --          --          --       --     --         (288)       (288)
                      ---------  ---   ----------  ---    --------   ---------  -------  -----     -------   ---------
Balance, October 31,
 1996................ 1,200,000   12   32,109,156   32     427,036    (372,433) (89,902)  (108)       (298)     54,241
Net loss.............       --   --           --   --          --     (160,581)     --     --          --     (160,581)
Cash dividends,
 Series A Preferred
 Stock...............       --   --           --   --          --       (2,200)     --     --          --       (2,200)
Currency translation
 adjustment..........       --   --           --   --          --          --       --     --         (722)       (722)
                      ---------  ---   ----------  ---    --------   ---------  -------  -----     -------   ---------
Balance, October 31,
 1997................ 1,200,000  $12   32,109,156  $32    $427,036   $(535,214) (89,902) $(108)    $(1,020)  $(109,262)
                      =========  ===   ==========  ===    ========   =========  =======  =====     =======   =========


  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      AIR & WATER TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    YEARS ENDED OCTOBER 31,
                                                  -----------------------------
                                                    1997       1996      1995
                                                  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................  $(160,581) $ (5,268) $ (7,985)
 Adjustments to reconcile net loss to net cash
  provided by (used for) continuing operations--
 Discontinued operations........................    108,754    (5,788)   (5,262)
 Depreciation and amortization..................     16,861    13,983    12,279
 Other..........................................      7,865       890       196
 Changes in assets and liabilities, excluding
  effects of divestitures--
  (Increase) decrease in assets--
  Accounts receivable...........................    (14,988)   (2,318)   (2,993)
  Costs and estimated earnings in excess of
   billings on uncompleted contracts............      3,880    (7,383)   (1,213)
  Inventories...................................         28    (1,199)      169
  Prepaid expenses and other current assets.....      3,418      (798)   (1,103)
  Other assets..................................      8,100      (380)   14,827
  Increase (decrease) in liabilities--
  Accounts payable..............................     23,061    11,240    19,134
  Accrued expenses..............................      2,266    (7,317)   (6,776)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts............      2,800      (681)     (171)
  Income taxes..................................       (357)     (600)    3,412
                                                  ---------  --------  --------
   Net cash provided by (used for) continuing
    operations..................................      1,107    (5,619)   24,514
   Net cash provided by (used for) discontinued
    operations..................................     13,887     6,507   (11,531)
                                                  ---------  --------  --------
   Net cash provided by operating activities....     14,994       888    12,983
                                                  ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of businesses...............      2,015     6,186    12,962
 Capital expenditures...........................     (4,949)   (6,276)   (5,402)
 Investment in environmental treatment
  facilities....................................        123       530       798
 Start up costs and other.......................     (8,400)  (11,122)   (5,501)
 Discontinued operations........................       (978)   (1,206)   (3,569)
                                                  ---------  --------  --------
   Net cash used for investing activities.......    (12,189)  (11,888)     (712)
                                                  ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuances of common and preferred
  stock.........................................        --          8       --
 Payments of notes payable and long-term debt...       (377)     (366)     (654)
 Net borrowings under credit facilities.........      1,700    17,800    14,500
 Accounts receivable repurchased................        --        --    (20,000)
 Cash dividends paid on preferred stock.........     (2,475)   (3,300)   (3,300)
 Other..........................................     (2,231)   (1,643)   (2,670)
                                                  ---------  --------  --------
   Net cash provided by (used for) financing
    activities..................................     (3,383)   12,499   (12,124)
                                                  ---------  --------  --------
   Net increase (decrease) in cash and cash
    equivalents.................................       (578)    1,499       147
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..     12,667    11,168    11,021
                                                  ---------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR........  $  12,089  $ 12,667  $ 11,168
                                                  =========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid for interest.........................  $  23,599  $ 22,417  $ 24,879
                                                  =========  ========  ========
 Cash paid for income taxes.....................  $   1,468  $  1,292  $    604
                                                  =========  ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     AIR & WATER TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIIES

 Consolidation

  The consolidated financial statements include the accounts of Air & Water Technologies Corporation ("AWT" or the "Company") and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in joint ventures, which are 50% or less owned, are accounted for using the equity method, while the Company's share of joint venture results of operations are included pro rata in "sales," "cost of sales" and "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

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

 Revenue recognition

  The Company follows the practice of accruing income from long-term contracts using the percentage-of-completion method. Under this method, the Company primarily recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to the estimated total cost of the work covered by the contract, including estimated warranty and performance guarantee costs. As contracts extend over one or more years, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Revenues related to the operations, maintenance and management services within the PSG operating segment are generally recognized as the related services are provided.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents contract costs incurred plus earned margin in excess of amounts billed and includes unbilled retentions which result from performance of work on contracts in progress in advance of billings pursuant to certain contract terms. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts are expected to be collected in fiscal year 1998. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of contract costs incurred plus earned margin.

 Inventories

  Inventories are stated principally at the lower of cost or market (first in, first out method) and consists primarily of chemicals and spare parts.

 Property, plant and equipment

  Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is primarily computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally 20 to 30 years for buildings and improvements and 3 to 10 years for

                     AIR & WATER TECHNOLOGIES CORPORATION
machinery, equipment and fixtures. Leasehold improvements are amortized over the term of the lease. Repair and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. Property, plant and equipment at October 31 consists of the following (in thousands):

                                                                1997     1996
                                                               -------  -------
     Land and land improvements............................... $   122  $ 4,733
     Buildings and leasehold improvements.....................   3,899   13,114
     Machinery, equipment and fixtures........................  26,324   31,842
                                                               -------  -------
                                                                30,345   49,689
     Less--Accumulated depreciation and amortization.......... (16,957) (20,799)
                                                               -------  -------
                                                               $13,388  $28,890
                                                               =======  =======

  In connection with the planned Research-Cottrell divestiture (See Note 3), the Company has decided to sell the land and building located in Branchburg, New Jersey which was primarily occupied by the operations of Research-Cottrell. The carrying value was reduced to approximately $5,500,000 after the recognition of a $5,000,000 impairment charge based on current offers from interested parties and is classified in other non-current assets.

 Goodwill and long-lived assets

  Goodwill is being amortized over 40 years under the straight-line method. Goodwill amortization was $5,240,000, $5,025,000 and $4,987,000 for the years ended October 31, 1997, 1996 and 1995. Accumulated amortization of goodwill was $38,373,000 and $33,132,000 at October 31, 1997 and 1996. The Company
continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long-lived assets may warrant revision or the remaining balance of goodwill and other long-lived assets may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating cash flows over the remaining life of the assets in determining whether the assets are impaired. Any impairment is measured using discounted operating cash flows or other fair value measures as appropriate. The realizablility of goodwill and other long lived assets is the result of an estimate based on the underlying assets' remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition and results of operations.

 Deferred costs

  Certain direct costs which are incurred for new projects, primarily related to the start up of the operations, maintenance and management of treatment facilities within the PSG operating segment, are deferred and amortized over the terms of the specific new contract using the straight-line method. These unamortized deferred costs are included in other assets and amounted to $14,044,000 and $13,767,000 at October 31, 1997 and 1996. Deferred debt issuance costs are amortized over the life of the related debt utilizing the effective interest method. The unamortized costs were included in other assets and amounted to $2,946,000 and $3,147,000 at October 31, 1997 and 1996.

                     AIR & WATER TECHNOLOGIES CORPORATION

 Accrued expenses

  Accrued expenses included the following as of October 31, 1997 and 1996 (in thousands):

                                                                1997    1996
                                                               ------- -------
      Salaries and benefits................................... $19,736 $24,166
      Self-insured loss reserves..............................  21,863  20,700
      Retained liabilities of discontinued operations (Note
       3).....................................................  21,000     --
      Interest and other financing costs......................   6,843   5,820
      Other...................................................  17,239  13,235
                                                               ------- -------
        Total................................................. $86,681 $63,921
                                                               ======= =======

 Earnings (loss) per share

  The earnings (loss) per share was computed by dividing the net income (loss) after preferred stock dividends by the weighted average number of common shares outstanding each period. The weighted average number of shares outstanding was 32,019,000 in 1997 and 32,018,000 in 1996 and 1995. Common
stock equivalents (stock options) and the Company's 8% Convertible Subordinated Debentures due 2015 (the "Convertible Debentures") have not been included in the earnings (loss) per share calculation since the effect is antidilutive.

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

 Reclassifications

  Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation including the effects of removing the accounts of the discontinued operations from continuing operations (See Note 3).

 Recently issued accounting pronouncements

  Statement 128: "Earnings Per Share"--This statement requires that the Company begin to report "basic" and "diluted" earnings per share which would replace "primary" and "fully diluted" earnings per share currently reported by the Company. The key difference is that "basic" earnings per share does not adjust for common stock equivalents. Statement 128 is effective for the Company beginning with the first quarter of fiscal 1998 (the three-month period ending January 31, 1998) and requires restatement of all prior-period earnings per share data. Adoption of Statement 128 is not expected to have a material effect.

(2) CGE RELATIONSHIP

  As of October 31, 1997, approximately 43% of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), and all of the 5 1/2% Series A Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") comprising approximately 50.0009% of the voting power of the

                     AIR & WATER TECHNOLOGIES CORPORATION

Company, are owned by Compagnie Generale Des Eaux ("CGE"), a French company. The Company also has certain financial and other relationships with Anjou International Company, a wholly-owned subsidiary of CGE ("Anjou"). Pursuant to a March 1994 Investment Agreement among the Company, CGE and Anjou, as amended as of September 24, 1997 by the Recapitalization Agreement discussed below, CGE received the right to designate a number of members of the Company's Board of Directors proportionate to the voting power represented by CGE's ownership interest and to appoint the Company's Chief Executive Officer and Chief Financial Officer. CGE has agreed to make the Company its exclusive vehicle in the United States, its possessions and its territories for CGE's water management and wastewater management and air pollution activities; provided that the foregoing shall not apply to any acquisition or investment by CGE (or any of its affiliates) of a privately-owned, publicly-traded or publicly-owned company in the water utility sector whose primary business is the production, distribution and/or sale of potable, fire, bulk, draining or irrigation water, nor to CGE's present or future investments in Consumers Water Company and Philadelphia Suburban Corporation; provided further, that the foregoing shall have no application to Kruger, Inc., a distributor of water treatment plant parts and components and an indirect subsidiary of Omnium Traitement et de Valorisation.

  In addition to its direct ownership interest, the Company has benefited from certain financial undertakings by CGE, including a $125 million term loan from CGE (See Note 6) and a $60 million credit facility with Anjou (See Note 5). In connection with a major contract undertaken by PSG in Puerto Rico (See Note
11), CGE has unconditionally guaranteed performance of the contract by PSG. Anjou has also agreed to guarantee certain obligations of the Company relating to the bonding of certain contracts (See Note 13). The Company compensates CGE for its support of the Company's credit facilities (See Note 5) in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities ($1.2 million, $1.2 million and $0.8 million for the years ended October 31, 1997, 1996 and 1995).

  On September 24, 1997, the Company, CGE and Anjou entered into the Recapitalization Agreement, whereby the Company would repay the CGE note and the Anjou credit facility and exchange all of the outstanding shares of Series A Preferred Stock. The Recapitalization is comprised of two primary elements:
(i) the exchange of the Series A Preferred Stock for shares of Class A Common Stock (the "Exchange") and (ii) a rights offering (the "Rights Offering") pursuant to which CGE has committed to subscribe to a minimum of $185 million of common stock, the proceeds of which would be used to reduce the debt to CGE and Anjou discussed above. The Company has filed a Registration Statement on Form S-1 with respect to the securities offered in the Rights Offering. The pro forma loss per share, for the year ended October 31, 1997, after giving effect to the issuance of 140,000,000 shares under the Minimum Subscription and the exchange of the Series A Preferred Stock and repayment of the $125 million term loan from CGE and $60 million credit facility with Anjou would be $0.23 per share. Other items included in the Recapitalization Agreement are as follows: (i) the Company has agreed to conduct a consent solicitation of its Convertible Debenture holders to amend certain provisions of the indenture which require the Company to repurchase the Convertible Debentures if any person acquires more than 75% of the voting control of the Company (the "Consent Solicitation"); (ii) an amendment to the Company's charter will be made which would increase the authorized shares of Class B Common Stock, par value $.001 per share, a class of nonvoting common stock of the Company, which would be issued to CGE in the event the Company does not receive the requisite consents in the Consent Solicitation; and (iii) CGE agreed to further its efforts with the Company to enhance the Company's participation in the privatization market in the water and wastewater management industry. The Rights Offering provides for public participation up to an additional $25 million in gross proceeds. The Recapitalization Agreement may be terminated by either party if the Recapitalization shall not have been consummated on or before March 22, 1998.

(3) RESEARCH-COTTRELL

  On December 2, 1997, the Company announced that it will divest its Research-Cottrell business segment which provides air pollution control technologies and services. The Company is currently in negotiations with

                     AIR & WATER TECHNOLOGIES CORPORATION
several interested parties and believes that most of these businesses will be sold within the next several months, but in any event no later than November 30, 1998, and has reported its results of operations and financial condition as a discontinued operation. Summarized financial data of Research-Cottrell is as follows (in thousands):

                                                               1997      1996
                                                              -------  --------
     Current assets.......................................... $44,441  $ 61,607
     Current liabilities.....................................  45,617    41,912
                                                              -------  --------
     Net current assets (liabilities)........................  (1,176)   19,695
     Goodwill................................................  20,383    96,282
     Property, plant and equipment and other.................   4,069     8,488
                                                              -------  --------
     Net non-current assets..................................  24,452   104,770
                                                              -------  --------
     Net carrying value...................................... $23,276  $124,465
                                                              =======  ========

  The current assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and inventories. The current liabilities consist primarily of accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts. In addition to the above amounts are estimated retained liabilities of $21,000,000 related to the estimated losses through disposition, certain warranty, litigation, lease and other obligations which are included in accrued expenses at October 31, 1997.

                                              (IN THOUSANDS)
                                          1997       1996      1995
                                        ---------  --------  --------
   Sales............................... $ 173,140  $219,008  $220,207
   Costs and expenses..................   211,400   206,910   207,487
   Depreciation and amortization.......     5,101     6,032     6,069
                                        ---------  --------  --------
   Operating income (loss).............   (43,361)    6,066     6,651
   Non-operating income (expense)......      (854)      550      (861)
                                        ---------  --------  --------
   Income (loss) before taxes and loss
    on disposal........................   (44,215)    6,616     5,790
   Income taxes........................      (639)     (828)     (528)
                                        ---------  --------  --------
   Loss before loss on disposal .......   (44,854)    5,788     5,262
   Loss on disposal....................   (63,900)      --        --
                                        ---------  --------  --------
   Income (loss) from discontinued
    operations......................... $(108,754) $  5,788  $  5,262
                                        =========  ========  ========

  The loss on disposal was developed using a range of estimated proceeds based on current negotiations with several potential buyers and includes estimated losses through disposition of $8,500,000. The loss may change in the near-term based on the ultimate negotiated sale prices and proceeds received, the timing of the anticipated sale transactions, actual results through disposition and final resolution of any retained liabilities.

  Also included in the Company's consolidated balance sheets are the net current assets of the discontinued asbestos abatement operations which amounted to $585,000 and $1,715,000 at October 31, 1997 and 1996.

(4) INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES

  The Company designed and constructed environmental treatment facilities for certain governmental entities (the "entities"). The cost of these facilities was primarily funded through the issuance of tax-exempt Industrial

                     AIR & WATER TECHNOLOGIES CORPORATION

Revenue Bonds by the entities, the proceeds of which were loaned to the Company. The entities have entered into long-term service agreements with the Company which transfer to them substantially all risks of ownership and which will generate sufficient revenues to service the debt and return the Company's investment. Accordingly, these transactions have been accounted for as sales-type leases. Consistent with the definition of a legal right of offset (the related agreements provide for a net settlement of the obligations between the parties, and the revenues referred to above are legally assigned to payment of debt service), neither the facilities nor the associated nonrecourse debt (approximately $28,575,000 and $29,925,000 at October 31, 1997 and 1996) is
reflected in the accompanying consolidated balance sheets. These agreements provide for various performance guarantees by the Company. Management believes that the Company will continue to maintain the stipulated performance guarantees.

  The net investment in these sales-type leases consists of the following at October 31 (in thousands):

                                                             1997      1996
                                                           --------  --------
     Future minimum lease payments........................ $ 35,804  $ 38,099
     Expected residual value (unguaranteed)...............    9,354     9,354
     Unearned income......................................   (4,607)   (5,538)
                                                           --------  --------
     Net investment in leases.............................   40,551    41,915
     Offset--nonrecourse debt, net of available funds in
      hands of trustee....................................  (23,933)  (25,584)
                                                           --------  --------
     Net investment in leases.............................   16,618    16,331
     Facility enhancements, net of depreciation...........    5,199     5,731
                                                           --------  --------
     Investments in environmental treatment facilities.... $ 21,817  $ 22,062
                                                           ========  ========

  At October 31, 1997, minimum lease payments to be received, net of executory costs for each of the five succeeding fiscal years, are $1,961,000, $2,069,000, $2,216,000, $2,306,000 and $2,306,000.

(5) FINANCING ARRANGEMENTS:

  The Company maintains a $60.0 million seven-year revolving credit facility with Anjou which matures on August 2, 2003. As of October 31, 1997 and 1996, the Company's borrowings under the facility totaled $60.0 million. The facility bears interest at LIBOR plus 0.6% (6.2% at October 31, 1997). Interest expense related to this facility which was entered into during 1996 was $3,686,000 and $714,000 for the years ended October 31, 1997 and 1996. The Company expects to repay the outstanding borrowings under the facility with a portion of the gross proceeds from the Rights Offering discussed in Note 2.

  The Company also maintains a secured bank credit facility (the "Bank Credit Facility") which was increased by $20.0 million to $70.0 million as of April 28, 1997. As of October 31, 1997, the Company's borrowings under the Bank Credit Facility totaled $3.0 million and outstanding letters of credit under the Bank Credit Facility totaled $22.5 million (unused capacity of $44.5 million).

  As of December 12, 1997 the configuration and structure of the Bank Credit Facility was revised. Societe Generale purchased and assumed from all of the other lending banks under the Bank Credit Facility all of such banks' rights and obligations under the Bank Credit Facility, becoming the sole lending bank thereunder. In addition, the Company and Societe Generale, entered into an amendment to extend the $70.0 million credit facility until December 11, 1998. The facility had been scheduled to expire on March 31, 1998. The amendment waives the Company's compliance with certain covenants and amends others. The prior amendments and waiver would have terminated on December 15, 1997 had the facility not been amended.

                     AIR & WATER TECHNOLOGIES CORPORATION

  The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $70.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.9% at October 31, 1997), or at a defined bank rate approximating prime (8.5% at October 31, 1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related revised agreement requires CGE to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors, as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company.

  The gross amount of proceeds from and repayments of working capital borrowings under these credit facilities consists of the following (in thousands):

                                                 1997        1996       1995
                                              -----------  ---------  ---------
     Borrowings.............................. $ 1,171,000  $ 728,900  $ 509,000
     Repayment...............................  (1,169,300)  (711,100)  (494,500)
                                              -----------  ---------  ---------
     Net..................................... $     1,700  $  17,800  $  14,500
                                              ===========  =========  =========

(6) LONG-TERM DEBT

  The Company's long-term debt consists of the following at October 31 (in thousands):

                                 1997      1996
                               --------  --------
     Term loan from CGE......  $125,000  $125,000
     Convertible Subordinated
      Debentures due May 15,
      2015...................   115,000   115,000
     Anjou credit facility
      (Note 5)...............    60,000    60,000
     Bank Credit Facility
      (Note 5)...............     3,000       --
     Note due July 1, 2007 at
      8.5%...................     3,095     3,200
     Real estate mortgage
      loans at 8.75%.........     2,148     2,420
     Other...................       --      1,300
                               --------  --------
                                308,243   306,920
     Less current
      installments of long-
      term debt..............      (398)     (378)
                               --------  --------
     Long-term debt..........  $307,845  $306,542
                               ========  ========

  The $125 million term loan from CGE is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by the Company, plus 1.25% (6.9% at October 31, 1997), as defined, and has a final maturity of June 15, 2001. The term loan contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. Interest expense related to this term loan was $8,715,000, $8,884,000 and $9,142,000 during the years ended October 31, 1997, 1996 and 1995. The Company expects to repay the term loan from CGE with a portion of the gross proceeds from the Rights Offering (see Note 2).

                     AIR & WATER TECHNOLOGIES CORPORATION

  Interest on the Convertible Debentures is payable semi-annually at 8%. The Convertible Debentures are redeemable in whole or in part at the option of the Company at any time, at a redemption price of 102.4% of the principal amount as of October 31, 1997 reducing to 100% of the principal amount on May 15, 2000, together with accrued interest to the redemption date. The Convertible Debentures require equal annual sinking fund payments beginning May 15, 2000, which are calculated to retire 75% of the Convertible Debentures prior to maturity. The Convertible Debentures are convertible into shares of Class A Common Stock at a conversion price of $30.00 per share subject to adjustments as defined. In addition, each holder of Convertible Debentures has the right to require the Company to repurchase such holder's Convertible Debentures at a repurchase price of 100% of the principal amount of the Convertible Debentures, together with accrued interest to the repurchase date for cash or common stock (at the option of the Company), if any person becomes the beneficial owner of 75% or more of the total voting power of all shares of capital stock of the Company entitled to vote in an election of directors (See
Note 2 regarding the Consent Solicitation).

  At October 31, 1997, the aggregate maturities of long-term debt for each of the five succeeding fiscal years and thereafter are approximately $0.4 million, $3.4 million, $6.2 million, $131.3 million, $6.3 million, and $160.6 million.

  The Company has obtained a waiver relating to violations of certain financial covenants under the CGE term loan through November 1, 1998.

(7) COMMON AND PREFERRED STOCK

  The Company has authorized 2,500,000 shares of preferred stock which the Board of Directors may allocate to any class or series of preferred stock and determine the relative rights and preferences for each class or series designated.

  At the option of the Company, its Series A Preferred Stock, all of which is held by CGE, is exchangeable for the Company's 5.5% Convertible Subordinated Notes with a maturity of 10 years from the date of issuance of such notes at $50.00 per share. Such notes and Series A Preferred Stock are convertible at $12.50 per share into shares of Class A Common Stock, subject to adjustments as defined. The Company did not declare the quarterly dividends aggregating $1,650,000 due September 30, 1997 and December 31, 1997 on the Series A Preferred Stock due to its concerns over liquidity and the adequacy of its surplus. On January 28, 1998, the Company effected the Exchange pursuant to which all of the shares of Series A Preferred Stock held by CGE (representing all of the issued and outstanding shares of Series A Preferred Stock) were exchanged for approximately 34,285,000 shares of Class A Common Stock. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

(8) STOCK OPTION AND PURCHASE PLANS

  Under the Company's employee stock purchase plan (the "Stock Purchase Plan"), officers and other key employees may be granted the right to purchase up to 1,000,000 shares of the Company's Class A Common Stock. The Compensation and Stock Option Committee of the Board of Directors determines the purchase price of shares issuable under the Stock Purchase Plan. At each of October 31, 1997 and 1996, approximately 232,000 shares of Class A Common Stock were available for grant under the Stock Purchase Plan.

  The Company established a stock incentive plan (the "Plan") in 1996 under which stock options and awards may be granted to purchase shares of common stock of the Company. The Plan authorizes the granting of stock options and restricted stock awards for up to an aggregate of 1,000,000 shares of Class A Common Stock of the Company plus shares remaining available for award under the prior plan established in 1989. In addition, during 1996 the Company instituted a "Fresh Start" option program under which employees could relinquish their rights under outstanding options (at exercise prices ranging from $11.75 to $29.43) and receive a new option at $8.00 per share as adjusted using a Black-Scholes pricing model. Under this program, options to purchase 996,737 shares were forfeited and options to purchase 447,291 shares were granted. The following is a

                     AIR & WATER TECHNOLOGIES CORPORATION
summary of certain information pertaining to options under the Plan, all of which were granted at the fair market value.

                                                 1997        1996       1995
                                               ---------  ----------  ---------
     Outstanding
      Beginning of year....................... 1,711,331   1,985,120  2,291,347
      Granted.................................    60,000     999,177    129,200
      Exercised...............................       --       (1,250)       --
      Forfeited...............................  (563,997) (1,271,716)  (435,427)
                                               ---------  ----------  ---------
     Outstanding
      End of year............................. 1,207,334   1,711,331  1,985,120
                                               =========  ==========  =========
     At October 31
      Exercisable ............................   934,910     887,952  1,375,493
      Available for grant..................... 2,543,161   2,039,164    766,625
     Outstanding Option price per share:
      Weighted average........................ $    7.91  $     8.16  $   12.76
      Range................................... $    4.31  $     4.25  $    4.31
                                                  to          to         to
                                               $   28.57  $    28.57  $   31.43
     Exercised Option price per share:........ $     --   $     6.00  $     --

  As permitted under generally accepted accounting principles, grants under the Plan are accounted for following APB Opinion No. 25 and related interpretations, and accordingly no compensation cost has been recognized in the financial statements. Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net loss would have been increased to $161,671,000 and $6,427,000 in the years ended October 31, 1997 and 1996 and the loss per common share after preferred stock dividend would have been increased to $5.15 and $0.30 in the years ended October 31, 1997 and 1996. In determining the pro forma amounts referred to above, the fair value of each grant is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants: zero dividend rate, price volatility of 44% and expected lives of 8 years for both 1997 and 1996, and risk free interest rates of 6.0% and 6.3% in 1997 and 1996, respectively.

(9) BENEFIT PLANS

  The Company has various retiree benefit plans, the most significant of which are as follows:

  The Company maintains savings and retirement plans in which the Company matches a fixed percentage of each employee's contribution up to a maximum of 4% of such employee's compensation. One plan also provides for annual discretionary Company contributions which are fixed by the Board of Directors based on the performance of the applicable employee group for certain eligible employees within the Metcalf & Eddy and Research-Cottrell segments. The expense charged to continuing operations applicable to these plans was approximately $1,700,000, $2,200,000 and $2,200,000 for the years ended October 31, 1997, 1996 and 1995.

  The Company maintains defined benefit plans which cover certain active and retired employees, including substantially all of its eligible employees within the PSG operating segment. The pension costs related to these plans were determined by actuarial valuations and assumptions (including discount rates at 7.5%) and approximated $1,500,000, $1,300,000 and $1,000,000 for the years ended October 31, 1997, 1996 and 1995. The

                     AIR & WATER TECHNOLOGIES CORPORATION
accrued pension liabilities were approximately $2,800,000, $2,800,000 and $2,700,000 at October 31, 1997, 1996 and 1995.

(10) INVESTMENTS IN JOINT VENTURES

  The Company, in the normal conduct of its subsidiaries' businesses, has entered into certain partnership arrangements, referred to as "joint ventures." The joint ventures operate primarily in the water and wastewater engineering industry. The joint venture activities typically include engineering, design and/or construction management services. Certain joint ventures are also involved in program management of construction activities. A separate joint venture is established with respect to each such project. The joint venture arrangements generally commit each partner to supply a predetermined proportion of the engineering labor and capital, and provide each partner a predetermined proportion of income or loss. The Company is jointly and severally liable for the obligations of the joint ventures and has rights to the assets in proportion to its share of ownership. Each joint venture is terminated upon the completion of the underlying project.

  The Company's investment in joint ventures (included in other assets) amounted to $2,775,000 and $5,050,000 at October 31, 1997 and 1996. In
addition, the Company had receivables from the joint ventures totaling $2,581,000 and $3,848,000 at October 31, 1997 and 1996 related to current services provided by the Company to the joint ventures. The Company's share of its joint venture income (loss) amounted to $(25,000), $1,127,000 and $3,227,000 during the years ended October 31, 1997, 1996 and 1995. The data presented above primarily represent Metcalf & Eddy's investment in a 43%-owned joint venture with CRSS Inc., providing services to the U.S. Air Force in Saudi Arabia, which is essentially completed.

(11) BUSINESS SEGMENTS

  Through October 31, 1997, the Company's operation may be categorized in three business segments:

     Professional Services Group provides complete services for the operations, maintenance and management of treatment facilities in the various water and wastewater and sludge and biosolids waste management markets. Sales are primarily to municipal government agencies, including sales under its contract with PRASA representing 39%, 39% and 12% of total segment sales in 1997, 1996 and 1995. In addition, total receivables due from PRASA for certain reimbursable costs were $34.3 million and $16.0 million at October 31, 1997 and 1996. The contract with PRASA has a five-year term, but PRASA may cancel the contract for any reason after August 31, 1998. The Company's wholly-owned subsidiary, PS Group of Puerto Rico, Inc., is in the process of negotiations with PRASA regarding a replacement contract for the existing five-year contract. Management currently expects that the contract with PRASA will not be canceled by PRASA in August 1998, but will remain in effect through its original five-year term ending August 2000 or be amended or replaced with a new contract. Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expires in June 1998.

     Metcalf & Eddy provides a comprehensive range of water related services, including treatment process design and on-site and off-site remediation of environmental contamination. Sales to federal, state and municipal governmental agencies approximated 80% of Metcalf & Eddy's sales for each of the three years ended October 31, 1997.

     Research-Cottrell provides air pollution control technologies and services. As discussed in Note 3, the Company's Board of Directors has decided to divest this segment.

  Sales to the federal government represented approximately 10%, 15% and 16% of consolidated sales in the years ended October 31, 1997, 1996 and 1995. Sales between segments are included within the segment recording the sales transaction and eliminated for consolidation purposes. Unallocated corporate expenses includes

                     AIR & WATER TECHNOLOGIES CORPORATION
administrative costs not allocable to a specific segment. Identifiable assets are those assets used by each segment in its operation. Corporate assets primarily include cash, fixed assets, net assets from discontinued operations and deferred debt issuance costs. Sales and identifiable assets of foreign operations as of and for the years ended October 31, 1997, 1996 and 1995 were less than 10% of the consolidated assets and sales.

  Information by business segment is as follows (in thousands):

                                   METCALF   RESEARCH-         UNALLOCATED
                            PSG     & EDDY   COTTRELL  OTHER    CORPORATE  ELIMINATIONS CONSOLIDATED
                          -------- --------  --------- ------  ----------- ------------ ------------
FOR THE YEAR ENDED
 OCTOBER 31, 1997:
------------------------
Sales...................  $271,650 $186,490  $    --   $  --    $    --      $(1,765)     $456,375
Costs and expenses......   261,707  192,936       --      --      13,450      (1,765)      466,328
Depreciation and amorti-
 zation.................     8,119    8,227       --      --         515         --         16,861
                          -------- --------  --------  ------   --------     -------      --------
Operating income
 (loss).................  $  1,824 $(14,673) $    --   $  --    $(13,965)    $   --       $(26,814)
                          ======== ========  ========  ======   ========     =======      ========
Identifiable assets as
 of October 31, 1997....  $173,041 $165,794  $ 24,452  $   88   $ 19,690     $   --       $383,065
                          ======== ========  ========  ======   ========     =======      ========
Capital expenditures....  $  2,448 $  2,479  $    --   $  --    $     22     $   --       $  4,949
                          ======== ========  ========  ======   ========     =======      ========
Depreciation............  $  1,676 $  4,785  $    --   $  --    $    378     $   --       $  6,839
                          ======== ========  ========  ======   ========     =======      ========
FOR THE YEAR ENDED
 OCTOBER 31, 1996:
------------------------
Sales...................  $270,640 $215,358  $    --   $  --    $    --      $(3,907)     $482,091
Costs and expenses......   255,882  195,745       --      --       8,720      (3,907)      456,440
Depreciation and amorti-
 zation.................     7,335    6,223       --      --         425         --         13,983
                          -------- --------  --------  ------   --------     -------      --------
Operating income
 (loss).................  $  7,423 $ 13,390  $    --   $  --    $ (9,145)    $   --       $ 11,668
                          ======== ========  ========  ======   ========     =======      ========
Identifiable assets as
 of October 31, 1996....  $157,566 $188,403  $124,465  $  154   $ 25,770     $   --       $496,358
                          ======== ========  ========  ======   ========     =======      ========
Capital expenditures....  $  2,520 $  3,604  $    --   $  --    $    152     $   --       $  6,276
                          ======== ========  ========  ======   ========     =======      ========
Depreciation............  $  1,703 $  3,083  $    --   $  --    $    406     $   --       $  5,192
                          ======== ========  ========  ======   ========     =======      ========
FOR THE YEAR ENDED
 OCTOBER 31, 1995:
------------------------
Sales...................  $179,713 $216,852  $    --   $6,133   $    --      $(4,037)     $398,661
Costs and expenses......   164,435  200,125       --    6,096      9,574      (4,037)      376,193
Depreciation and amorti-
 zation.................     5,679    5,691       --      307        602         --         12,279
                          -------- --------  --------  ------   --------     -------      --------
Operating income
 (loss).................  $  9,599 $ 11,036  $    --   $ (270)  $(10,176)    $   --       $ 10,189
                          ======== ========  ========  ======   ========     =======      ========
Identifiable assets as
 of October 31, 1995....  $148,402 $181,590  $127,417  $3,037   $ 28,872     $   --       $489,318
                          ======== ========  ========  ======   ========     =======      ========
Capital expenditures....  $  2,135 $  2,818  $    --   $  --    $    449     $   --       $  5,402
                          ======== ========  ========  ======   ========     =======      ========
Depreciation............  $  1,660 $  2,747  $    --   $  241   $    584     $   --       $  5,232
                          ======== ========  ========  ======   ========     =======      ========

(12) INCOME TAXES

  At October 31, 1997, the Company has a net deferred tax asset of $139,700,000 which has been fully reserved by a valuation allowance. The deferred tax asset is comprised of the tax effects of net operating losses ($116,400,000), receivable reserves ($2,900,000), inventory reserves ($300,000), other assets ($1,900,000) and accruals not yet deductible ($22,800,000). A deferred tax liability of $4,600,000 is comprised of fixed assets depreciation. At October 31, 1997, the Company had tax loss carryforwards of approximately $333,000,000. Such carryforwards expire through 2012.

                     AIR & WATER TECHNOLOGIES CORPORATION

  Income (loss) from continuing operations before income taxes during the years ended October 31, 1997, 1996 and 1995, respectively, from the United States was $(51,131,000), $(9,041,000) and $(12,982,000) and from foreign jurisdictions was $(182,000), $(3,261,000) and $322,000. The provision
(benefit) for income taxes during the years ended October 31, 1997, 1996 and 1995, respectively, included foreign taxes of $185,000, $(1,071,000) and $146,000 and state taxes of $329,000, $(175,000) and $441,000. The difference between the income tax provision (benefit) computed by applying the statutory federal income tax rate to the pretax loss from continuing operations and the actual tax provision (benefit) is as follows (in thousands):

                                                      1997     1996     1995
                                                    --------  -------  -------
     Statutory benefit............................. $(17,960) $(4,306) $(4,431)
     State income taxes............................      214     (114)     287
     Goodwill and other............................    2,709    2,634    1,745
     Impact of net operating loss..................   15,302      470    2,953
     Impact of foreign operations..................      249       70       33
                                                    --------  -------  -------
                                                    $    514  $(1,246) $   587
                                                    ========  =======  =======

(13) COMMITMENTS AND CONTINGENCIES

 DOJ Investigation

  In connection with a broad investigation by the U.S. Department of Justice (the "DOJ") into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system. PSG has cooperated and continues to cooperate with the DOJ which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's then Chief Executive Officer on administrative leave of absence with pay. The PSG Chief Executive Officer, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the DOJ and continues to cooperate fully with its investigation. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

 Bremerton Litigation

  The City of Bremerton, Washington brought a contribution action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The contribution action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit (except for two recalcitrant homeowners) were resolved. All claims by and

                     AIR & WATER TECHNOLOGIES CORPORATION
between M&E Services and the City in the second homeowners' suit were expressly reserved and will be tried after the city's contribution action, which is currently scheduled for trial in March 1998. The City is seeking to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. M&E Services denies any liability to the City and believes it has meritorious defenses to the claim. However, no assurances can be given that an adverse judgment would not have a material adverse effect on the financial position or results of M&E Services or the Company taken as a whole.

 R-C Belgium Litigation

  On October 14, 1997, Research-Cottrell, Inc. and its subsidiary, Research-Cottrell Belgium, S.A. ("R-C Belgium"), were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is R-C Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from R-C Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the R-C Belgium equipment, but also lost profits, damages to business reputation, theft of employees (R-C Belgium hired two former Seghers' employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to R-C Belgium due to alleged unfair pricing practices by R-C Belgium and other miscellaneous interest charges and costs. The initial response to the suit is due January 20, 1998. The case involves complex technical and legal issues and is in its earliest stages. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has meritorious counterclaims based upon Seghers' breaches of contact and poor performance.

 Other Matters

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

  The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Lease terms range from under one year to ten years. Certain leases have renewal or escalation clauses or both. Certain equipment leases have purchase options. During December 1996, the Company exercised a cancellation clause for one of its leased facilities which required an immediate cash payment of approximately $2.2 million. Total rent expense in the periods ended October 31, 1997, 1996 and 1995 was $16.9 million, $17.1 million and $16.7 million, respectively. At October 31, 1997, minimum rental commitments under all noncancellable leases for the five succeeding fiscal years, and thereafter, are $11.4 million, $10.5 million, $8.5 million, $7.6 million, $6.7 million and $12.5 million. These minimum rental commitments are net of noncancellable sub-leases for the five succeeding fiscal years of $1.3 million, $1.3 million, $1.2 million $1.1 million and $0.5 million.

  The Company currently maintains various types of insurance, including workers' compensation, general and professional liability and property coverages and believes that it presently maintains adequate insurance coverages for all of its present operational activities. It has been both a Company policy and a requirement of many of its clients that the Company maintain certain types and limits of insurance coverage for the services and products it offers, provided that such types and limits can be obtained on commercially reasonable terms. In addition to existing coverages, the Company has been successful in obtaining commercially reasonable coverage for certain pollution risks, though coverage has been on a claims made rather than occurrence basis due to the

                     AIR & WATER TECHNOLOGIES CORPORATION
professional nature of some of the Company's exposures. Claims made policies provide coverage to the Company only for claims reported during the policy period. The Company's general liability and other insurance policies have historically contained absolute pollution exclusions, brought about in large measure because of the insurance industry's adverse claims experience with environmental exposures. Accordingly, there can be no assurance that environmental exposures that may be incurred by the Company and its subsidiaries will continue to be covered by insurance, or that the limits currently provided or that may be obtained in the future will be sufficient to cover such exposures. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company.

  In connection with the sale of two manufacturing facilities in prior years, the Company remains contingently liable as guarantor under $2.9 million of Industrial Revenue Bond financing.

  The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. The Company is required to indemnify surety companies providing bid and performance bonds for any payments the sureties are required to make under the bonds. The Company and its subsidiaries obtain bid and performance bonds pursuant to a Master Surety Agreement with USF&G. The Company also has outstanding bid and performance bonds pursuant to agreements with Reliance Insurance Company, United Pacific Insurance Company and Planet Insurance Company of Federal Way, Washington, (collectively, "Reliance") although no bonds have been obtained under these agreements since June 27, 1995, and the Company anticipates that all of its foreseeable future bonding requirements will be provided by USF&G. In addition, the Company's Bank Credit Facility provides for issuance of letters of credit for purposes which include direct or indirect fulfillment of bid and performance bond requirements by the Company and its subsidiaries. The Company has never forfeited a bid or a performance bond and no project sponsor has ever called and drawn a bond issued in support of the Company's contract obligations. The Company has obtained a waiver relating to violations of certain financial covenants relating to its bonding agreements with Reliance through November 1, 1998.

  In August 1997, USF&G notified the Company that it would suspend the renewal and issuance of new bid and performance bonds as of September 30, 1997, due to the Company's operating performance and resulting financial condition as reported at the end of the fiscal quarter ended April 30, 1997, unless it received indemnification from CGE or Anjou for at least 20% of all future bond requests including renewals. Anjou has entered into an agreement with USF&G regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreements, dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. There can be no assurance that USF&G will be willing to provide bid bonds to the Company following the Recapitalization without a guarantee from CGE (or one of its affiliates) and there can be no assurance that CGE (or one of its affiliates) would be willing to provide such a guarantee.

  On May 26, 1995, Metcalf & Eddy settled litigation with PRASA that was initiated in September 1990. Pursuant to the terms of the settlement, Metcalf & Eddy was to receive aggregate payments of $17.5 million, plus interest. Metcalf & Eddy received payment of $4.5 million on June 26, 1995, at which time a Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Puerto Rico formally terminating the lawsuit. Metcalf & Eddy also received two $6.5 million negotiable promissory notes bearing interest at market rates and maturing in May 1998 and August 2000, respectively. On September 1, 1995, Metcalf & Eddy sold the two notes and received net proceeds of $12.8 million of cash, after applicable fees and expenses.

                     AIR & WATER TECHNOLOGIES CORPORATION

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands, except per share data):

                                           1997 BY QUARTER
                            -------------------------------------------------
                             FIRST     SECOND    THIRD     FOURTH     YEAR
                            --------  --------  --------  --------  ---------
Sales...................... $106,637  $108,631  $110,828  $130,279  $ 456,375
                            --------  --------  --------  --------  ---------
Gross margin...............   17,170     7,522    21,371    24,739     70,802
                            --------  --------  --------  --------  ---------
Loss from continuing
 operations................   (9,792)  (33,304)   (2,024)   (6,707)   (51,827)
                            --------  --------  --------  --------  ---------
Loss from discontinued
 operations................   (2,738)  (30,682)   (2,766)  (72,568)  (108,754)
                            --------  --------  --------  --------  ---------
Net loss................... $(12,530) $(63,986) $ (4,790) $(79,275) $(160,581)
                            ========  ========  ========  ========  =========
Loss per common share
 after preferred stock
 dividend:
Continuing operations...... $   (.33) $  (1.07) $   (.09) $   (.20) $   (1.72)
                            --------  --------  --------  --------  ---------
Discontinued operations....     (.09)     (.95)     (.09)    (2.27)     (3.40)
                            --------  --------  --------  --------  ---------
Net loss................... $   (.42) $  (2.02) $   (.18) $  (2.47) $   (5.12)
                            ========  ========  ========  ========  =========
                                           1996 BY QUARTER
                            -------------------------------------------------
                             FIRST     SECOND    THIRD     FOURTH     YEAR
                            --------  --------  --------  --------  ---------
Sales...................... $110,557  $113,165  $119,524  $138,845  $ 482,091
                            --------  --------  --------  --------  ---------
Gross margin...............   20,623    23,459    22,426    21,459     87,967
                            --------  --------  --------  --------  ---------
Loss from continuing
 operations................   (3,401)   (2,963)   (1,819)   (2,873)   (11,056)
                            --------  --------  --------  --------  ---------
Income from discontinued
 operations................      456     1,658     1,361     2,313      5,788
                            --------  --------  --------  --------  ---------
Net loss................... $ (2,945) $ (1,305) $   (458) $   (560) $  (5,268)
                            ========  ========  ========  ========  =========
Income (loss) per common
 share
 after preferred stock
 dividend:
Continuing operations...... $   (.13) $   (.12) $   (.08) $   (.12) $    (.45)
                            --------  --------  --------  --------  ---------
Discontinued operations....      .01       .05       .04       .08        .18
                            --------  --------  --------  --------  ---------
Net loss................... $   (.12) $   (.07) $   (.04) $   (.04) $    (.27)
                            ========  ========  ========  ========  =========

--------
Note a: Earnings (loss) per share for the full year is not necessarily the sum of the four quarters due to different average shares outstanding for each discrete period.

Note b: Significant charges affecting the comparability of the 1997 quarterly loss from continuing operations include a $1.7 million first quarter charge related to a cancellation penalty for a high cost leased facility; operating charges of $26.6 million reflected in the second quarter for professional fees related to marketing consultants and the DOJ investigation, increases to reserves for litigation, professional liability and certain project contingencies, increases to receivable reserves, equipment write-offs and other direct and indirect costs; a $3.2 million third quarter reduction in previously accrued discretionary and self-insured employee benefits; a fourth quarter $5.0 million asset impairment charge related to the Branchburg facility and a $0.8 million severance benefit related to the former chief executive officer.

Note c: Significant charges affecting the comparability of the 1997 quarterly loss from discontinued operations include a $25.0 million impairment charge primarily related to Ecodyne and KVB and operating charges of $4.0 million related to increases to Ecodyne receivable and Custodis warranty reserves both of which were reflected during the second quarter; third quarter operating charges of $2.3 million primarily related to higher than anticipated costs on a specific APCD project and increases to receivable and warranty reserves for R-C International partially off-set by a reduction of previously accrued discretionary and self-insured employee benefits; fourth quarter operating charges of $8.1 million related to additional increases to warranty reserves at R-C International, additional costs related to an APCD project and various other reserves for retained assets of businesses previously sold as well as an estimated loss on the disposal of the segment of $63.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages and principal occupations of the directors and executive officers of the Company as of October 31, 1997:

NAME                          AGE                           POSITION
----                          ---                           --------
William V. Kriegel..........   52 Chairman of the Board of Directors
Thierry M. Mallet...........   37 President, Chief Executive Officer and Director
Alain Brunais...............   49 Senior Vice President, Chief Financial Officer and Director
Douglas A. Satzger..........   46 Senior Vice President, General Counsel and Secretary
Joseph R. Vidal.............   50 Treasurer
Gail M. Fulwider............   49 Vice President of Human Resources
Robert S. Volland...........   56 Vice President and Chief Administrative Officer
Jekabs P. Vittands..........   61 Senior Vice President and President, Metcalf & Eddy, Inc.
George C. Mammola...........   57 Senior Vice President and President, Research-Cottrell, Inc.
Patrick L. McMahon..........   49 Senior Vice President and President, Professional Services
                                  Group, Inc.
Jean-Claude Banon...........   49 Director
Daniel Caille...............   46 Director
Carol Lynn Green............   51 Director
John W. Morris..............   76 Director

  Mr. Kriegel was elected Chairman of the Board on October 24, 1997 and has served as a director of the Company since June 14, 1994. Mr. Kriegel has served as Chairman of the Board, President, Chief Executive Officer and a director of Sithe Energies, Inc. and all of its subsidiaries since 1981. Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydro-electric projects. Since December 1996, Mr. Kriegel has served as Chairman of the Board and Chief Executive Officer of Anjou, the United States holding company subsidiary of CGE. In this capacity, Mr. Kriegel is the representative of CGE in the United States. Mr. Kriegel has been designated by CGE as a director of the Company under the Investment Agreement.

  Mr. Mallet was appointed President and Chief Executive Officer of the Company on October 24, 1997 and a director of the Company on October 26, 1997. Prior to joining the Company, Mr. Mallet served from 1995 as "Consejo Delegado" (President and Chief Executive Officer) of Sociedad Mediterranea de Aguas ("SMA") which manages the water and wastewater business of CGE in Spain. Prior to SMA, Mr. Mallet was Charge de Mission to the General Management of CGE in Paris. Mr. Mallet has been designated by CGE as President, Chief Executive Officer and a director of the Company under the Investment Agreement.

  Mr. Brunais was elected Vice President and Chief Financial Officer of the Company in September 1994, a director in November 1996 and Senior Vice President in May 1997. Prior to joining the Company, Mr. Brunais was responsible since 1990 for foreign investment, primarily in the United Kingdom, under the direction of the

Finance Director of CGE. From 1983 to 1989 he was responsible for corporate development for Ciments Francais in the U.S. and Canada. Prior thereto, Mr. Brunais organized a sales and services network for Aerospatiale General Aviation line of aircraft in Europe, Africa and North America. Mr. Brunais has been designated by CGE as Chief Financial Officer and a director of the Company under the Investment Agreement.

  Mr. Satzger joined the Company in June 1991 as Deputy General Counsel. He was elected Senior Vice President, General Counsel and Secretary in July 1993. Prior to joining the Company, Mr. Satzger was a partner in the law firm of Richards & O'Neil, New York, New York, from April 1985 to June 1991.

  Mr. Vidal was elected Treasurer of the Company in January 1995. Prior to joining the Company, Mr. Vidal had broad experience in both international and domestic treasury operations, most recently with American Cyanamid Company from 1982 to 1995 and prior thereto with Bristol-Myers Squibb. Mr. Vidal has also had experience as a controller and auditor and began his professional career with the accounting firm of Arthur Andersen LLP.

  Ms. Fulwider joined the Company in March 1997 as Vice President of Human Resources. Prior to joining the Company, Ms. Fulwider was Vice President of Human Resources at Smith Technologies Corporation from February 1995 until she joined the Company. Prior to that, Ms. Fulwider served as Vice President of Human Resources at International Technology Corporation, where she worked for thirteen years in a wide variety of human resources management positions.

  Mr. Volland was elected Vice President and Chief Administrative Officer of the Company in June 1994 with oversight responsibility for real estate, facilities management, procurement, and insurance and management information systems. Mr. Volland has over twenty-five years of experience in finance, administration, asset management, cost control and organizational efficiencies. From 1973 to 1986, Mr. Volland served as Vice President and Treasurer for Commercial Credit Company. From 1986 to 1993 he served as Vice President and Treasurer, and Vice President, Corporate Assets, for Primerica Corp. Prior thereto, he was Senior Vice President of Real Estate for Paine Webber.

  Mr. Vittands was elected President of Metcalf & Eddy in February 1997 and Senior Vice President of the Company in May 1997. Prior to being named President, he was the branch manager of Metcalf & Eddy's Northeast Region. Mr. Vittands joined Metcalf & Eddy in 1963, and has served in numerous capacities since then, including as client principal for the Massachusetts Water Resource Authority, with responsibility for the Boston Harbor Project, and for Washington, D.C., among others.

  Mr. Mammola has been the President of Research-Cottrell since December 1994 and was elected Senior Vice President of the Company in May 1997. From 1992 to 1994, he served in various senior management positions for Research-Cottrell. From 1989 to 1992 he served as Executive Vice President and General Manager of REECO. Prior to joining REECO, Mr. Mammola served as Executive Vice President of PPS Inc., an industrial distributor of fluid and air handling systems. Prior to this, he served in various positions for Interpace Corporation, a manufacturer and provider of products and services domestically and internationally to the water and wastewater and utility industries.

  Mr. McMahon joined PSG in May 1995 as Senior Vice President and Chief Operating Officer. He served as President and Chief Executive Officer on an interim basis from August 1996 to December 1996, when he was named President of PSG by the Company. He was elected Senior Vice President of the Company in May 1997. During the nine-month period immediately prior to joining PSG, Mr. McMahon served as Vice President of National Accounts at International Technology Corporation. Before joining PSG, Mr. McMahon spent twenty-three years in a number of management positions at Brown & Root, Inc., where his responsibilities included strategic planning, international business development and operations.

  Mr. Banon was elected as a director of the Company on October 9, 1997. Since 1989, Mr. Banon has been Managing Director of General Utilities PLC, the holding company for CGE's investments in the water industry in the United Kingdom, and since 1992 he has been Managing Director of General Utilities Holdings Ltd., the holding company for all CGE activities in the United Kingdom. In this capacity, Mr. Banon is the representative of CGE in the United Kingdom. Prior to 1989, Mr. Banon was General Management Delegate responsible for overseeing the development of CGE's business in the United States. Mr. Banon has been designated by CGE as a director of the Company under the Investment Agreement.

  Mr. Caille was elected as a director of the Company on May 29, 1997. Mr. Caille presently serves as the Chief Executive of CGE's worldwide water business which has annual revenues in excess of $7 billion. Previously, Mr. Caille served as Chairman of the Board of Compagnie Generale de Sante, CGE's health care subsidiary, which he founded in 1987. Mr. Caille joined CGE in 1982 as director of research and development and created Anjou Recherche, CGE's center for research and development related to its water and wastewater activities, and he served as Director of Anjou Recherche from 1982 to 1990. Mr. Caille has been designated by CGE as a director of the Company under the Investment Agreement.

  Ms. Green was elected as a director of the Company on June 14, 1994. Ms. Green is a partner in the Washington, D.C. law office of Bryan, Cave LLP where she has practiced environmental law since 1986. Prior thereto, Ms. Green served at the United States Department of Justice from 1980 to 1986 as the first Assistant Chief of the Environmental Enforcement Section. At the Justice Department, Ms. Green was liaison with the EPA on Clean Water Act enforcement and worked with the EPA in developing the first Superfund settlement policy and designing some of the early Superfund generator settlements. She currently serves on the National Environmental Policy Institute's panel to reinvent the EPA's enforcement and compliance programs.

  Lieutenant General Morris became a director of the Company in June 1992. From 1988 to October 1992, Lieutenant General Morris served as a director of Metcalf & Eddy Companies Inc. Lieutenant General Morris has been President of J.W. Morris Ltd., an engineering consulting firm, for more than five years. In addition, he presently serves as President of the National Waterways Foundation, Chairman of the Water Resources Congress and Chairman of the Environmental Effects Committee of the U.S. Committee on Large Dams. From 1986 to 1987, he served as President and Chairman of the Engineering Group of Planning Research Corporations. Lieutenant General Morris served as the Chief of Engineers, U.S. Army Corps of Engineers, from 1976 to 1980.

BOARD OF DIRECTORS AND COMMITTEES

  General. Directors are elected annually and executive officers hold office for such terms as may be determined by the Board of Directors.

  Board Meetings. During the Company's fiscal year ended October 31, 1997, the Board of Directors of the Company held a total of thirteen meetings. During the fiscal year ended October 31, 1997, each director attended at least 75% of the aggregate number of meetings of the Board of Directors and committees on which he or she served during the period he or she served on the Board of Directors.

  Committees of the Board. The Board of Directors of the Company has an Audit Committee and a Compensation and Stock Option Committee, and, in connection with the Recapitalization, has established the Special Committee and the Business Planning Committee.

  The Audit Committee of the Board of Directors met three times during the fiscal year ended October 31, 1997. Ms. Green and Lieutenant General Morris currently serve as members of the Audit Committee, which reviews the engagement of the Company's independent auditors, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

  The Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors met three times during the fiscal year ended October 31, 1997. Lieutenant General Morris, Ms. Green and Mr. Banon are currently members of the Compensation Committee, which reviews, approves and makes recommendations on the Company's compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation Committee also administers the Company's 1989 Long-Term Incentive Compensation Plan (the "Long-Term Incentive Plan").

  The Company does not have a standing Nominating Committee.

  In a special meeting of the Board of Directors of the Company on June 23, 1997, the Board of Directors decided, in anticipation of entering into discussions with CGE and in accordance with the Investment Agreement, that Ms. Carol Lynn Green and Lieutenant General John W. Morris, the Company's directors not affiliated with CGE, would be appointed as a special committee (the "Special Committee") of Independent Directors (as defined in the Investment Agreement) to consider any recapitalization proposal by CGE.

  In connection with the Recapitalization, the Company has established a new business planning committee of the Board of Directors (the "Business Planning Committee") to review the business strategies prepared by senior management and, as appropriate, make recommendations on the formulation and implementation of those strategies that have as their objective increasing stockholder value. The Business Planning Committee, which will remain in place through the end of fiscal year 1999, is comprised of three CGE appointed directors and two directors who are unaffiliated with and independent of CGE. Among other things, the Business Planning Committee will identify areas where CGE's management expertise and the Company's business may be effectively integrated. The Chairman of the Business Planning Committee is currently Daniel Caille, the Chief Executive of CGE's worldwide water business.

COMPENSATION OF DIRECTORS

  Directors who are not employees of the Company or any of its affiliated companies receive an annual fee of $18,000 for service on the Board of Directors and an additional $7,500 per annum for service on each Committee thereof. In addition, directors are reimbursed for out-of-pocket expenses of attending Board and Committee meetings.

  Each Special Committee member is entitled to receive a flat fee of $50,000 for his or her service on the Special Committee and its work through October 1, 1997 and is entitled to reimbursement for reasonable expenses. The Company and the Special Committee have not reached any agreement with respect to compensation for Special Committee work performed or to be performed after October 1, 1997.

  In addition, pursuant to the Long-Term Incentive Plan, on July 31 of each year each director who is a member of the Compensation Committee with responsibility for administering such Plan as of such date is granted a non-qualified option to purchase either (i) 3,000 shares of Class A Common Stock, if the director has served less than one year on the Compensation Committee, or (ii) 500 shares of Class A Common Stock, if the director has served one year or more on the Compensation Committee. The options granted vest annually in four equal installments commencing one year from the date of grant with exercise prices equal to the fair market value of the Class A Common Stock on the grant date.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the fiscal year ended October 31, 1997 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended October 31, 1997, the Company has not identified any persons as having filed a late report under Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1997 or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table shows, for the fiscal years ended October 31, 1997, 1996 and 1995, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer in all capacities in which they served. Messrs. Houdaille and Sheh each ceased to be an executive officer of the Company as of November 1996 and October 1997, respectively.

                          SUMMARY COMPENSATION TABLE

                                                          LONG-TERM COMPENSATION
                                  ANNUAL COMPENSATION             AWARDS
                                  ---------------------- ------------------------
                                                          RESTRICTED  SECURITIES     ALL OTHER
                                                            STOCK     UNDERLYING    COMPENSATION
 NAME AND PRINCIPAL POSITION YEAR SALARY ($)   BONUS ($) AWARD(S) ($) OPTIONS (#)       ($)
 --------------------------- ---- ----------   --------- ------------ -----------   ------------
Alain Houdaille(1)*....      1996  106,121      195,000        0             0         45,840(2)
 President and Chief
 Executive Officer
Robert B. Sheh(3)*.....      1997  407,697            0        0        50,000(4)     523,213(5)
 Chairman of the Board
 of
 Directors, President
 and Chief Executive
 Officer
Thierry M. Mallet(6)...      1997        0            0        0             0              0
 President, Chief
 Executive Officer and
 Director
Alain Brunais..........      1997  209,810            0        0             0         75,788(7)
 Senior Vice President,      1996  207,450       75,000        0        18,000(8)      77,000(9)
 Chief Financial             1995  203,674       85,000        0             0         74,000(10)
 Officer and Director
George C. Mammola......      1997  216,229            0        0             0         15,000(11)
 Senior Vice President       1996  213,996       55,000        0        35,500(12)     15,750(13)
 and                         1995  210,000      110,000        0             0          8,868(14)
 President, Research-
 Cottrell, Inc.
Douglas A. Satzger.....      1997  206,003            0        0             0          5,970(15)
 Senior Vice President,      1996  211,622       32,000        0        41,500(16)     13,750(17)
 General Counsel and         1995  200,013       55,000        0             0         10,750(18)
 Secretary
Patrick L. McMahon.....      1997  190,784       40,000        0             0         16,650(19)
 Senior Vice President       1996  170,019       75,000        0        19,000(20)      2,200(21)
 and President,              1995   66,003(22)   60,000        0             0          1,100(23)
 Professional Services
 Group, Inc.

--------
 *  No longer employed by the Company.
(1) Mr. Houdaille served as President and Chief Executive Officer of the Company from May 1996 to November 1996.
(2) "All Other Compensation" for Mr. Houdaille for fiscal year 1996 consists of $45,840 of housing expenses paid on behalf of Mr. Houdaille.
(3) Mr. Sheh served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from November 1996 to October 1997.

(4) Mr. Sheh was granted 50,000 options exercisable at $6.31 per share pursuant to the Company's Long-Term Incentive Plan.
(5) "All Other Compensation" for Mr. Sheh for fiscal year 1997 consists of $89,415 paid to Mr. Sheh as relocation expenses, approximately $23,077 representing accrued and unpaid vacation, $10,721 resulting from an automobile leased for Mr. Sheh by the Company and $400,000 payable pursuant to the Sheh Separation Agreement (as defined hereinafter). Subject to the terms and conditions of the Sheh Separation Agreement, the Company also shall pay to Mr. Sheh an aggregate of $400,000 in two equal installments in fiscal 1998 and 1999.
(6) Mr. Mallet was appointed President and Chief Executive Officer of the Company on October 24, 1997 and it is presently anticipated that he will be paid an annual salary of approximately $300,000 per year.
(7) "All Other Compensation" for Mr. Brunais for fiscal year 1997 consists of approximately $65,036 paid as a housing allowance on behalf of Mr. Brunais, approximately $7,752 resulting from an automobile leased for Mr. Brunais by the Company and $3,000 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Brunais.
(8) Mr. Brunais was granted 18,000 options exercisable at $6.563 per share pursuant to the Company's Long-Term Incentive Plan.
(9) "All Other Compensation" for Mr. Brunais for fiscal year 1996 consists of approximately $71,000 paid as a housing allowance on behalf of Mr. Brunais and approximately $6,000 paid as an automobile allowance.
(10) "All Other Compensation" for Mr. Brunais for fiscal year 1995 consists of approximately $71,000 paid as a housing allowance on behalf of Mr. Brunais and approximately $3,000 paid as an automobile allowance.
(11) "All Other Compensation" for Mr. Mammola for fiscal year 1997 consists of approximately $12,000 paid as an automobile allowance and $3,000 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Mammola.
(12) Mr. Mammola was granted 20,157 options exercisable at $6.563 per share pursuant to the Company's Long-Term Incentive Plan and 15,343 options exercisable at $8.00 per share pursuant to the Company's "Fresh Start" program.
(13) "All Other Compensation" for Mr. Mammola for fiscal year 1996 consists of approximately $12,000 paid as an automobile allowance and $3,750 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Mammola.
(14) "All Other Compensation" for Mr. Mammola for fiscal year 1995 consists of $4,055 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Mammola and $4,813 paid to Mr. Mammola as an automobile allowance.
(15) "All Other Compensation" for Mr. Satzger for fiscal year 1997 consists of $2,970 resulting from an automobile leased for Mr. Satzger by the Company and $3,000 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Satzger.
(16) Mr. Satzger was granted 20,167 options exercisable at $6.563 per share pursuant to the Company's Long-Term Incentive Plan and 21,333 options exercisable at $8.00 per share pursuant to the Company's "Fresh Start" program.
(17) "All Other Compensation" for Mr. Satzger for fiscal year 1996 consists of approximately $10,000 paid to Mr. Satzger as an automobile allowance and $3,750 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Satzger.
(18) "All Other Compensation" for Mr. Satzger for fiscal year 1995 consists of approximately $7,000 paid to Mr. Satzger as an automobile allowance and $3,750 contributed to the Company's Savings and Retirement Plan on behalf of Mr. Satzger.
(19) "All Other Compensation" for Mr. McMahon for fiscal year 1997 consists of $8,946 resulting from an automobile leased for Mr. McMahon by the Company and $7,704 contributed to PSG's Pension Plan.
(20) Mr. McMahon was granted 9,000 options exercisable at $6.563 per share pursuant to the Company's Long-Term Incentive Plan and 10,000 options exercisable at $8.00 per share pursuant to the Company's "Fresh Start" program.
(21) "All Other Compensation" for Mr. McMahon for fiscal year 1996 consists of approximately $2,200 resulting from an automobile leased for Mr. McMahon by PSG.
(22) Represents amounts paid to Mr. McMahon during fiscal year 1995 since joining PSG in May 1995. Mr. McMahon was paid a base salary of $170,000.
(23) "All Other Compensation" for Mr. McMahon during fiscal year 1995 consists of approximately $1,100 resulting from an automobile leased for Mr. McMahon by PSG.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

  The following table sets forth information with respect to the named executive officers concerning unexercised options, held as of October 31, 1997. No options were exercised during fiscal 1997 by any of the named executive officers.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                             OPTIONS AT FISCAL YEAR-    IN-THE-MONEY OPTIONS
                                       END              AT FISCAL YEAR-END(1)
                            ------------------------- -------------------------
                            EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
NAME                            (#)          (#)          (#)          (#)
----                        ----------- ------------- ----------- -------------
Alain Houdaille(3)*........        0            0           0            0
Robert B. Sheh(4)*.........   50,000            0           0(2)         0(2)
Thierry M. Mallet(5).......        0            0           0            0
Alain Brunais(6)...........   52,800       15,200           0(2)         0(2)
George C. Mammola(7).......   28,642        6,858           0(2)         0(2)
Douglas A. Satzger(8)......   33,142        8,358           0(2)         0(2)
Patrick L. McMahon(9)......   11,750        7,250           0(2)         0(2)

--------
 * No longer employed by the Company.
(1) The value of unexercised in-the-money options at fiscal year-end assumes a fair market value for the Class A Common Stock of $1.50, the closing sale price per share of the Class A Common Stock as reported on the American Stock Exchange Composite Tape for October 31, 1997.
(2) The exercisable and unexercisable options held by Messrs. Sheh, Brunais, Mammola, Satzger and McMahon were not in-the-money as of October 31, 1997.
(3) Mr. Houdaille served as President and Chief Executive Officer of the Company from May 1996 to November 1996.
(4) On October 24, 1997, Mr. Sheh and the Company jointly entered into an agreement, which terminated the Employment Agreement (as defined hereinafter) dated November 7, 1996, and entered into the Sheh Separation Agreement relating to their relationship thereafter. The options held by Mr. Sheh as of such date are currently exercisable at an exercise price of $6.310 per share. The options were granted in November 1996 pursuant to the Employment Agreement.
(5) Mr. Mallet was appointed President and Chief Executive Officer of the Company on October 24, 1997.
(6) The exercise price of the options held by Mr. Brunais is (i) $6.563 per share in the case of his option to purchase 18,000 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 50,000 shares granted in August 1994.
(7) The exercise price of the options held by Mr. Mammola is (i) $6.563 per share in the case of his option to purchase 20,157 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 15,343 shares granted in January 1996.
(8) The exercise price of the options held by Mr. Satzger is (i) $6.563 per share in the case of his option to purchase 20,167 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 21,333 shares granted in January 1996.
(9) The exercise price of options held by Mr. McMahon is (i) $6.563 per share in the case of his option to purchase 9,000 shares granted in March 1996 or (ii) $8.00 per share in the case of his option to purchase 10,000 shares granted in January 1996.

SUPPLEMENTAL PENSION PLAN

  The following table shows the estimated annual benefits payable upon retirement to participants in the Company's Supplemental Pension Plan.

                     ESTIMATED ANNUAL RETIREMENT BENEFITS

                                                   YEARS OF SERVICE
          BONUS                         ---------------------------------------
       REMUNERATION                       15      20      25      30      35
       ------------                     ------- ------- ------- ------- -------
       $ 25,000........................ $ 5,625 $ 7,500 $ 9,375 $11,250 $13,125
         50,000........................  11,250  15,000  18,750  22,500  26,250
         75,000........................  16,875  22,500  28,125  33,750  39,375
        100,000........................  22,500  30,000  37,500  45,000  52,500
        125,000........................  28,125  37,500  46,875  56,250  65,625

  The unfunded Supplemental Pension Plan provides additional annual retirement benefits equal to 1.5% of the average of the participant's final five bonuses multiplied by the participant's years of service, up to a maximum of thirty-five years. No separate accounts are maintained and no amounts are vested until a participant reaches retirement in the employ of the Company. The benefit amounts set forth in the table above are not subject to reduction for Social Security benefits or for other offsets. At the present time, none of the named executive officers is a participant in the Company's Supplemental Pension Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

  Employment Contracts. On November 7, 1996 the Company entered into an employment agreement (the "Employment Agreement") with Robert B. Sheh, pursuant to which Mr. Sheh served as Chief Executive Officer and President of the Company. Consistent with the terms of the Investment Agreement, Mr. Sheh was appointed Chief Executive Officer and President pursuant to CGE's right to designate the Chief Executive Officer of the Company. The Employment Agreement provided for an annual base salary of $400,000, with such increases as determined by the Board of Directors of the Company from time to time in its sole discretion. In addition, the Employment Agreement provided that Mr. Sheh would be eligible to receive a supplemental bonus of up to 60% of Mr. Sheh's base salary in each fiscal year, which bonus would be determined by the Board of Directors of the Company. Mr. Sheh was awarded 50,000 fully vested options upon commencement of employment, with 50,000 options to be awarded each year at the beginning of the second, third, fourth and fifth fiscal year of his service. If Mr. Sheh's employment was terminated by the Company for cause, the Employment Agreement provided that the Company would pay to Mr. Sheh only his base salary through the date of termination. If Mr. Sheh's employment was terminated without cause (absent death or disability), the Employment Agreement provided for Mr. Sheh to receive certain payments for a period of two years from the date of termination.

  On October 24, 1997, Mr. Sheh and the Company jointly entered into an agreement (the "Sheh Separation Agreement"), which terminated the Employment Agreement and provided for the following: (i) except for certain non-competition and confidentiality provisions which shall survive, the termination of the Employment Agreement, (ii) the resignation of Mr. Sheh as a director of the Company, and (iii) the payment of certain amounts to Mr. Sheh over a two-year period.

  Change in Senior Management. On October 24, 1997, Mr. Sheh was succeeded by Thierry M. Mallet as President and Chief Executive Officer of the Company, and the Board of Directors of the Company appointed then serving director William
V. Kriegel as Mr. Sheh's successor as Chairman of the Board of the Company. On October 26, 1997, the Board also named Mr. Mallet as a director of the Company. Mr. Kriegel has been a director of the Company since 1994. Since December 1996, he has served as Chairman of the Board and Chief Executive Officer of Anjou. Mr. Kriegel is also Chairman of the Board, President, Chief Executive Officer and a director of Sithe Energies, Inc. and all of its subsidiaries. Prior to his appointment, Mr. Mallet served as President and Chief Executive Officer of CGE's water and wastewater activities in Spain.

  Options. The Company's Long-Term Incentive Plan provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), any outstanding options not theretofore fully exercisable shall immediately become exercisable in their entirety.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  On and prior to January 21, 1997, the Compensation Committee of the Board of Directors consisted of Messr. Deschamps, Lieutenant General Morris and Ms. Green. Mr. Deschamps resigned from the Board of Directors of the Company on January 21, 1997. From January 21, 1997 to October 9, 1997, the Compensation Committee consisted of Lieutenant General Morris and Ms. Green. On October 9, 1997, Mr. Banon was elected as a director of the Company. Since October 9, 1997, the Compensation Committee consists of Lieutenant General Morris, Ms. Green and Mr. Banon. Mr. Deschamps is Adjunct Director General of CGE. Ms. Green is a partner at the law firm of Bryan, Cave LLP, which has performed limited legal services for the Company from time to time. Ms. Green has not personally represented the Company. Since 1989, Mr. Banon has been Managing Director of General Utilities PLC, the holding company for CGE's investments in the water industry in the United Kingdom, and since 1992 he has been Managing Director of General Utilities Holdings Ltd., the holding company for all CGE activities in the United Kingdom. Mr. Banon has been designated by CGE as a director of the Company under the Investment Agreement.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation and Stock Option Committee of the Board of Directors is composed of independent nonemployee directors, and no member of the Committee is a former or current officer of the Company. In fiscal 1997, the Committee adopted a new charter under which the Committee's responsibilities include the establishment of the Company's total compensation philosophy and approval of policies and programs designed to attract, retain and motivate management and other key employees.

  TOTAL COMPENSATION PROGRAM

  In connection with a change in the senior management of the Company and the development of a new business strategy to improve the financial performance of the Company and rebuild shareholder value, the Company initiated a review of the executive compensation program during fiscal 1997. The Company engaged the services of independent compensation consulting firms to assist it in the compensation program review process. The consultants reviewed the compensation practices of publicly held engineering, environmental services and general industry companies with whom the Company competes for management talent. On the basis of this information and other factors, the Committee adopted a revised total compensation philosophy, strategy and program designed to align management and key employees with business objectives and shareholder interests. The objectives of the total compensation program are to:

  . Focus management on building shareholder value

  . Motivate management/employees to achieve Company financial goals

  . Recruit and retain talented individuals

  . Align shareholder and management and key employee interests through stock ownership

  . Emphasize pay for performance by means of highly leveraged compensation

  . Provide total compensation above competitive levels based on performance

  . Reinforce the Company's vision and values

  . Reduce fixed compensation costs.

  The Company's compensation program has three major components: base salary, annual incentives and long-term incentives. Each component has a different purpose, and the components are provided in various forms and structured to meet changing business objectives as described below:

  Base Salary. Base salary is targeted at the average of competitive salaries paid to key management of companies of similar size and marketplace orientation. Salaries of executive officers are reviewed by the Committee annually. In fiscal 1997, salary increases were granted to only two executive officers. This was done to recognize increased job responsibilities.

  Annual Incentive Compensation. The Annual Management Bonus Plan is designed to motivate and reward corporate management for achieving or exceeding specific fiscal-year financial and nonfinancial objectives. Bonus payments for corporate officers are determined on the basis of overall consolidated results of the Company. A percentage of the annual bonus payment is discretionary and is paid on the basis of quality of the individual participant's performance. To account for the management changes and the Company's financial results, the annual Management Bonus Plan for fiscal 1997 was structured on a six-month basis in which bonus payments were linked to the Company's financial targets for the last two quarters of the year.

  Long-term Incentive Compensation. The Company may grant stock options, stock and other performance awards to management and key employees under the 1996 Stock Incentive Plan. The stock awards are the primary vehicle used to align management and shareholder interests to create value and to motivate and retain key management. The Company historically has used stock options as the major element. No stock option or other awards were granted to executive officers in fiscal 1997 other than to the Chief Executive Officer.

  REPORT ON CHIEF EXECUTIVE OFFICER COMPENSATION

  Mr. Sheh, the Chairman and Chief Executive officer of AWT, did not receive a salary increase or earn any bonus for fiscal 1997. Mr. Sheh received a grant of 50,000 stock options in November 1996 as part of his employment contract. Mr. Sheh's employment with the Company was terminated on October 24, 1997. Mr. Thierry Mallet was elected Chief Executive Officer and President of AWT on October 24, 1997 and will initially be paid an annual salary of approximately $300,000.

  TAX DEDUCTIBILITY UNDER CODE SECTION 162

  Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1,000,000 paid to any of the Company's named executive officers (that appear in the summary compensation table in the proxy statement) in any year. Certain "qualified performance based compensation" is not subject to the limitation imposed by Code Section 162(m). The Committee generally intends to qualify all compensation paid to its executive officers for full tax deductibility; however, the Committee will balance the burden of compliance with the technical and inflexible rules promulgated under Code
Section 162(m) against the value of the benefit the Company may derive from such compliance, and reserves the right to pay compensation that might not be fully deductible if it concludes that such burdens outweigh such benefits.

                                          Jean-Claude Banon
                                          Carol Lynn Green
                                          John W. Morris

PERFORMANCE GRAPH FOR CLASS A COMMON STOCK

   Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act that might incorporate future filings, including this Report on Form 10-K, in whole or in part, the preceding report and the Stock Performance Graph below shall not be incorporated by reference into any such filings.

                     AIR & WATER TECHNOLOGIES CORPORATION


                     Oct. 92    Oct. 93   Oct. 94   Oct. 95   Oct. 96   Oct. 97
                     -------    -------   -------   -------   -------   -------
AWT...............     100       107         54        38        46         12
S&P...............     100       115        119       151       187        247
Fidelity..........     100       107         99       116       136        157

  The above chart shows a comparison of cumulative total return for the period from November 1, 1992 through October 31, 1997, in (i) the Company's Class A Common Stock, (ii) the S&P 500 Composite Stock Price Index and (iii) the Fidelity Select Environmental Services Fund. The stock price performance shown on the graph above is not necessarily indicative of future performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information regarding the beneficial ownership of the Company's capital stock as of January 28, 1998 with respect to (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of Class A Common Stock, (ii) each of the Company's directors, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                   NUMBER OF
                                                   SHARES OF       PERCENT OF
                                                    CLASS A        SHARES OF
                                                  COMMON STOCK      CLASS A
                                                  BENEFICIALLY    COMMON STOCK
             NAME OF PERSON OR GROUP                 OWNED        OUTSTANDING
             -----------------------              ------------    ------------
William V. Kriegel...............................           0          *
Thierry M. Mallet................................           0          *
Jean-Claude Banon................................           0          *
Daniel Caille....................................           0          *
Alain Brunais....................................      53,800 (1)      *
Carol Lynn Green.................................           0          *
John W. Morris...................................       3,079          *
Alain Houdaille(2)**.............................           0          *
Robert B. Sheh(3)**..............................      50,000 (4)      *
George C. Mammola................................      29,522 (5)      *
Douglas A. Satzger...............................      35,142 (6)      *
Patrick L. McMahon...............................      11,750 (7)      *
Joseph R. Vidal..................................       5,675 (8)      *
Gail M. Fulwider.................................           0          *
Robert S. Volland................................      34,850 (9)      *
Jekabs P. Vittands...............................      25,672(10)      *
Compagnie Generale des Eaux......................  47,895,689(11)     72.2
 52 Rue d'Anjou
 75384 Paris Cedex 08
 France
All directors and officers as a group (14 per-
 sons)...........................................     199,490(12)      *

--------
 * Less than 1% ownership
** No longer employed by the Company.
(1) Includes 52,800 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(2) Mr. Houdaille served as President and Chief Executive Officer of the Company from May 1996 to November 1996.
(3) Mr. Sheh served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from November 1996 to October 1997.
(4) Represents 50,000 shares of Class A Common Stock which may be acquired within 60 days of the date of the table. On October 24, 1997, Mr. Sheh and the Company jointly entered into an agreement, which terminated the Employment Agreement dated November 7, 1996, and entered into the Sheh Separation Agreement relating to their relationship thereafter.
(5) Includes 28,642 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(6) Includes 33,142 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(7) Represents 11,750 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(8) Includes 5,460 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(9) Includes 31,850 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(10) Includes 20,190 shares of Class A Common Stock which may be acquired within 60 days of the date of this table.
(11) Includes 6,702,500 shares of Class A Common Stock owned indirectly through Anjou.
(12) Includes 183,834 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LETTER AGREEMENT

  Pursuant to a letter agreement dated March 18, 1994, between the Company and CGE, CGE purchased 500,000 shares of the Company's Class A Common Stock, at $10.00 per share for a total purchase price of $5.0 million. CGE also agreed in the letter agreement that, subject to approval by CGE, CGE would co-sign on a case-by-case basis with the Company applications for letters of credit with respect to the Company's water and wastewater management and air pollution projects, which CGE acknowledged could reach or exceed the level of letters of credit carried by the Company at March 18, 1994.

THE INVESTMENT AGREEMENT

  On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to the Investment Agreement pursuant to which, among other things, the Company (i) issued to CGE 1,200,000 shares of Series A Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60 million, and (ii) issued to Anjou an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from Anjou of PSG and PSG Canada, Inc., a Canadian corporation ("PSG Canada"). As a result, CGE increased its ownership interest in the Company to approximately 48% of the total voting power of the Company's voting securities. In addition, the Company benefited from certain financial undertakings from CGE, including the $125 million CGE Note, and became CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water management and wastewater management and air pollution activities, subject to certain exceptions. CGE also has representation on the Company's Board of Directors and the right to designate the Company's Chief Executive Officer and Chief Financial Officer, all as further described below.

  CERTAIN COVENANTS OF THE COMPANY

  Representation on the Board of Directors; Management. Under the terms of the Investment Agreement, the Company has agreed that CGE will have the right to designate as members of the Company's Board of Directors at least that number of directors that is proportionate to the aggregate voting power represented by the shares of Class A Common Stock and Series A Preferred Stock beneficially owned by CGE (subject to a minimum of three Independent Directors). Although the Investment Agreement requires the Company to maintain three Independent Directors, the Company currently has only two Independent Directors. The Company has further agreed that CGE will have proportionate representation on all Committees of the Board (other than any special committee of Independent Directors) to the same extent as CGE is entitled to representation on the Board of Directors. For purposes of the Investment Agreement, "Independent Director" is defined as any director who is not an employee, agent or representative of the Company, CGE or any of their respective Affiliates or Associates (as defined in the Investment Agreement) and may include any person acting as outside counsel or financial advisor for either the Company or CGE or any of their respective Affiliates or Associates. All Independent Directors must be satisfactory to CGE. The Chairman of the Board of Directors of the Company also shall be designated by CGE.

  The Company has also agreed in the Investment Agreement that CGE shall have the right to designate the Chief Executive Officer and the Chief Financial Officer of the Company.

  At the Annual Meeting held on May 29, 1997, stockholders of the Company elected three directors who were designated by CGE (Messrs. Sheh, Brunais and Kriegel). Also in accordance with the terms of the Investment Agreement, the Board of Directors appointed, as designees of CGE, Mr. Sheh as Chairman of the Board of Directors, President and Chief Executive Officer and Mr. Alain Brunais as Senior Vice President and Chief Financial Officer. At meetings of the Board held on May 29, 1997 and October 9, 1997, the Board of Directors appointed Messrs. Caille and Banon, respectively, to fill the vacancies on the Board. On October 24, 1997, the Board of Directors of the Company appointed CGE's designee Mr. Kriegel as Mr. Sheh's replacement as Chairman of the Board and also appointed CGE's designee Mr. Mallet as Mr. Sheh's successor as President and Chief Executive Officer of the Company. Mr. Mallet was appointed to the Board of Directors as CGE's designee on October 26, 1997.

  Registration Rights. Pursuant to the terms of the Investment Agreement, CGE and Anjou will have the right to require on up to four occasions that the Company register all shares of Class A Common Stock, Series A Preferred Stock or Convertible Debt (as defined hereinafter) owned from time to time by CGE and its affiliates for sale to the public under the Securities Act (a "Demand Registration"), provided that the Company is not obligated (i) to effect more than one Demand Registration in any six-month period, (ii) to effect a Demand Registration for less than five percent of the outstanding Class A Common Stock, (iii) to effect a Demand Registration within six months of CGE or Anjou selling any shares of Class A Common Stock, Series A Preferred Stock or Convertible Debt (as defined hereinafter), pursuant to a Piggyback Registration (as defined below) or (iv) to effect a Demand Registration if the Company shall have filed or announced its intention to file a registration statement of an offering of shares of Class A Common Stock for its own account and shall be taking steps in pursuance thereof or if the Company shall have completed such a registered offering within the immediately preceding ninety days. In addition, CGE and Anjou will have the right to participate in registrations by the Company of its Class A Common Stock (a "Piggyback Registration"). The Company will pay all registration expenses on behalf of CGE and Anjou, including certain related fees and expenses, other than underwriting fees and discounts.

  Access to Books and Records. The Company has agreed that for so long as CGE beneficially owns directly or indirectly at least 26% of the outstanding shares of Class A Common Stock on a fully-diluted basis, CGE will have access on reasonable terms to the books, records and employees of the Company and its subsidiaries and to the provision by the Company of all information reasonably requested by CGE, subject to confidentiality obligations that at the time may be owed by the Company to third parties and to appropriate confidentiality arrangements and requirements of law.

  CERTAIN COVENANTS OF CGE

  Exclusivity. Under the terms of the original Investment Agreement CGE agreed on behalf of itself and its affiliates that, for so long as CGE (with its affiliates) is the largest stockholder of the Company, the Company would be CGE's exclusive vehicle in the United States, its possessions and its territories for CGE's water and wastewater management and air pollution activities. CGE also agreed to assist (and to cause its affiliates to assist) the Company in developing its water and wastewater management and air pollution activities in both Canada and Mexico, subject to existing contractual agreements and taking into account the respective interests of the Company and CGE and its affiliates. In addition, CGE agreed to offer (and to cause its affiliates to offer) the Company active participation in any new water management investments by CGE (or its affiliates) in the United States which are too capital intensive for the Company to undertake on a stand-alone basis.

  Pursuant to the Recapitalization Agreement and the Investment Agreement as amended by the Recapitalization Agreement, CGE agreed on behalf of itself and its affiliates that, for so long as CGE (with its affiliates) is the largest stockholder of the Company, the Company shall be CGE's exclusive vehicle in the United States, its possessions and its territories for its water management and wastewater management and air pollution activities; provided that the foregoing shall not apply to any acquisition or investment by CGE (or any of its affiliates) of a privately-owned, publicly-traded or publicly-owned company in the water utility sector whose primary business is the production, distribution and/or sale of potable, fire, bulk, draining or irrigation water ("Water Utility"), nor to CGE's present or future investments in Consumers Water Company and Philadelphia Suburban Corporation (such Water Utilities, Consumers Water Company and Philadelphia Suburban Corporation hereinafter referred to collectively as the "Water Businesses").

  In addition, CGE has agreed to assist (and cause its affiliates to assist) the Company in developing its water management and wastewater management and air pollution activities in both Canada and Mexico, subject to contractual agreements as of March 30, 1994 and taking into account the respective interests of the Company and CGE and its affiliates. CGE also agreed to offer the Company an active participation in any proposed water management or wastewater management activities by CGE (or any of its affiliates) in the United States (which shall be deemed to exclude the Water Businesses), which investment is too capital intensive for the Company to undertake on a stand-alone basis.

  In addition, in the event CGE (or any of its affiliates) acquires control of a Water Business which is also engaged in wastewater activities similar to those conducted by the Company as of the date of the original Investment Agreement, then CGE (or such affiliate) has agreed to use reasonable efforts to cause, subject to the fiduciary duties of the board of directors of such Water Business and other applicable regulatory standards, that Water Business to offer to the Company the opportunity to obtain "operating and maintenance" contracts with the wastewater management business of, and the opportunity to obtain engineering contracts with, such Water Business on terms which are commercially reasonable in the judgment of such Water Business; provided that the foregoing shall not apply to any existing business of Consumers Water Company or Philadelphia Suburban Corporation as of the date of the original Investment Agreement.

  In addition, CGE (and its affiliates) and the Company agreed to establish a privileged commercial relationship for the development of air pollution activities in Europe.

  Finally, the Investment Agreement, as amended, provides that the exclusivity provision shall have no application to Kruger, Inc., a distributor of water treatment plant parts and components and an indirect subsidiary of Omnium Traitement et de Valorisation.

  Affiliate Transactions. CGE has agreed on behalf of itself and its affiliates that any transactions (or series of related transactions in a chain) between the Company and any of its affiliates and CGE or any of its affiliates will be on an arm's length basis. Any such transaction (or such series of transactions) having an aggregate value in excess of $1,000,000 must be approved by a majority of the Independent Directors or a special committee thereof acting in a separate meeting or by unanimous written consent. The Company, CGE and Anjou have further agreed that all actions by the Company with respect to any claim by the Company against CGE or its affiliates under the Investment Agreement will be taken only by majority approval of such Independent Directors or a special committee thereof, so acting in a separate meeting or by unanimous written consent.

  Sales of Shares. CGE has also agreed to give the Company one day's prior written notice of any sale of shares of Class A Common Stock or Series A Preferred Stock held by CGE or its affiliates if, to the knowledge of CGE, such sale would result in any person beneficially owning more than 15% of the outstanding shares of Class A Common Stock.

 ISSUANCE OF SERIES A PREFERRED STOCK

  Pursuant to the terms of the Investment Agreement, the Company issued to CGE 1,200,000 shares of Series A Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for an aggregate cash purchase price of $60.0 million. The Series A Preferred Stock is exchangeable at the option of the Company for the Company's 5 1/2% Convertible Subordinated Notes with a maturity of ten years from the date of issuance of such notes (the "Convertible Debt"). On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, the Series A Preferred Stock was exchanged for 34,285,714 shares of Class A Common Stock. Following such exchange, there are currently no issued and outstanding shares of Series A Preferred Stock. During fiscal 1997 and 1996, the Company paid $2.5 million and $3.3 million, respectively, in dividends to CGE on the Series A Preferred Stock.

CGE NOTE

  In connection with the Investment Agreement, the Company and CGE entered into a Credit Agreement dated as of June 14, 1994 pursuant to which the Company received the CGE Note in a principal amount of $125 million. The CGE Note is an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by the Company, plus 1.25% (6.9% at October 31, 1997), as defined, and has a final maturity of June 15, 2001. The CGE Note contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. On June 14, 1994, the Company utilized a substantial portion of the proceeds from the CGE Note to retire its 11.8% Senior Notes with The Prudential Insurance Company of America. The Company had incurred approximately $8.7 million and $8.9 million of interest related to the CGE Note during fiscal 1997 and 1996, respectively. The Company expects to repay the CGE Note with a portion of the gross proceeds from the Rights Offering.

INVOLVEMENT OF CGE IN OTHER FINANCING ARRANGEMENTS

  On March 10, 1995, the Company entered into the Bank Credit Facility with The First National Bank of Chicago and Societe Generale, New York Branch, acting as co-agents for a syndicate which includes seven additional banks. As of January 28, 1998, the Company's borrowings under the Bank Credit Facility totaled
$10.0 million and outstanding letters of credit under the Bank Credit Facility totaled $22.9 million (unused capacity of $37.1 million). The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment under the terms of the Bank Credit Facility, borrowings are limited to the lesser of $70 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.9% at October 31, 1997), or at a defined bank rate approximating prime (8.5% at October 31, 1997). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors, as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. CGE has reaffirmed to Societe Generale the terms of CGE's existing credit support of the Company, including a commitment to maintain its minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility. The Company compensates CGE for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities ($1.2 million for each of the years ended October 31, 1997 and 1996).

ANJOU NOTE

  On August 2, 1996, the Company entered into a $60 million seven-year unsecured revolving credit facility with Anjou pursuant to which the Company received the Anjou Note. The facility matures on August 2, 2003. The Anjou Note bears interest at LIBOR plus 0.6% (6.2% at October 31, 1997). In conjunction with this new financing the Company reduced its more expensive $130 million Bank Credit Facility to $50 million. As of October 31, 1997, the Company's outstanding borrowings under the Anjou Note totaled $60.0 million. The Company had incurred approximately $0.7 million and $3.7 million of interest on this loan during fiscal 1996 and 1997, respectively. The Company expects to repay the Anjou Note with a portion of the proceeds from the Rights Offering.

RECAPITALIZATION AGREEMENT

  On September 24, 1997, the Company entered into the Recapitalization Agreement with CGE and Anjou, whereby the Company would retire all of the outstanding shares of Series A Preferred Stock and conduct the Rights Offering, a portion of the gross proceeds from which would be used to repay the CGE Note and the Anjou Note. Pursuant to the Recapitalization Agreement, the Company, CGE and Anjou also entered into agreements with respect to certain other matters. The purpose of the Recapitalization and related transactions is to improve the Company's overall liquidity, while offering public stockholders the opportunity to participate in the

Company's recovery. The Recapitalization is intended to substantially reduce the Company's interest and dividend requirements, enhance the Company's ability to fund its working capital requirements, capital expenditures and other corporate needs and provide liquidity for public stockholders in an informed trading market. In accordance with the terms of the Investment Agreement, the terms and conditions of the Recapitalization Agreement were negotiated at arm's length between CGE and the Special Committee and were approved by the Board of Directors of the Company based in part on the recommendation of the Special Committee. On January 26, 1998, the Company, CGE and Anjou entered into an amendment to the Recapitalization Agreement to implement certain technical amendments thereto. In accordance with the terms of the Investment Agreement, the terms and conditions of the amendment to the Recapitalization Agreement were approved by the Board of Directors of the Company and the Special Committee.

 THE EXCHANGE

  The Recapitalization Agreement provides that at the close of business on the trading day immediately preceding the record date of the Rights Offering, as determined by the Board of Directors in accordance with the terms of the Recapitalization Agreement (the "Record Date"), the outstanding 1,200,000 shares, having an aggregate liquidation preference of $60 million, of Series A Preferred Stock held by CGE or its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock of the Company) will be automatically exchanged for shares of Class A Common Stock at an exchange price equal to the Subscription Price (as defined hereinafter) (the "Exchange").

  The Board of Directors has determined that the Record Date shall be January 29, 1998. On January 28, 1998, the Company and CGE effected the Exchange and the Company issued 34,285,714 shares of Class A Common Stock to CGE in exchange for the Series A Preferred Stock. Prior to the Exchange, CGE beneficially owned approximately 50.0009% of the outstanding Class A Common Stock of the Company. Immediately following the Exchange, CGE beneficially owned approximately 72.2% of the outstanding Class A Common Stock of the Company.

 THE RIGHTS OFFERING

  The Recapitalization Agreement also provides that the Company will conduct the Rights Offering and sets forth certain terms thereof, including, among other things, the number of rights to be distributed, subscription privileges, the Subscription Price and the use of proceeds.

  The Rights Pursuant to the terms of the Recapitalization Agreement the Company will distribute to holders of record ("Recordholders") of shares of its Class A Common Stock, at the close of business on the Record Date, transferable subscription rights (the "Rights") to subscribe for and purchase additional shares of its Common Stock (as defined hereinafter). The Company is offering shares of Class A Common Stock (the "Underlying Shares") pursuant to the exercise of Rights (the "Rights Offering"), subject to the Company's obligation to issue shares of its Class B Common Stock, par value $.001 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), in certain circumstances.

  The Company will declare a dividend of such number of Rights, which when multiplied by the Subscription Price shall equal $210 million in gross proceeds.

  Subscription Privileges. Each Right will entitle the holder thereof to acquire one share of Common Stock (the "Basic Subscription Privilege") at the Subscription Price.

  Rights holders other than CGE and Anjou which exercise their Basic Subscription Privilege will also be eligible to subscribe (the "Oversubscription Privilege") at the Subscription Price for shares of Common Stock that are not otherwise purchased pursuant to the exercise of Rights (the "Excess Shares"). Rights holders other than CGE and Anjou are referred to herein as "Public Rights holders" or the "Public." If an insufficient number of Excess Shares is available to satisfy fully all oversubscriptions, each Public Rights holder exercising the

Oversubscription Privilege will receive a pro rata portion of the Excess Shares available based upon the number of Underlying Shares it subscribed for pursuant to the Basic Subscription Privilege.

  Public Rights holders who exercise Rights in the Rights Offering also will receive a certain number of transferable warrants (the "Warrants") to acquire shares of Class A Common Stock. Each Warrant will entitle the holder to acquire one share of Class A Common Stock at an exercise price of $2.50 per share, subject to adjustment under certain circumstances. The Class A Common Stock issuable upon exercise of the Warrants is referred to herein as the "Warrant Shares." The Company may issue up to 10,000,000 Warrants. The number of Warrants actually issued by the Company (the "Warrant Pool") will depend on Public participation in the Rights Offering. The Company will issue that percentage of the 10,000,000 Warrants equal to the percentage of the total number of Underlying Shares that the Public actually purchased in the Rights Offering relative to the total number of Underlying Shares that the Public would have purchased in the Rights Offering if all Rights held by the Public had been exercised. Each Public subscriber in the Rights Offering will receive
0.30014 of a Warrant for each Underlying Share subscribed for pursuant to the Basic Subscription Privilege and for each Excess Share received pursuant to the Oversubscription Privilege.

  Pursuant to the terms of the Recapitalization Agreement, CGE has agreed to exercise its Basic Subscription Privilege in full. In addition, if Public Rights holders do not exercise all of their Rights and do not purchase the total number of Underlying Shares available to be purchased by the Public in the Rights Offering, CGE will subscribe for and purchase, at the Subscription Price (the "Conditional CGE Subscription"), the Underlying Shares not purchased by the Public in the Rights Offering, provided that the gross proceeds to the Company from CGE's Basic Subscription Privilege and the Conditional CGE Subscription shall not exceed $185 million. CGE has agreed that it will not receive any Warrants in respect of either the Basic Subscription Privilege or the Conditional CGE Subscription.

  Subscription Price. In accordance with the terms of the Recapitalization Agreement, the Subscription Price has been determined to be $1.75 per share. "Subscription Price" as defined in the Recapitalization Agreement means the price per share of Class A Common Stock equal to 82% of the average daily Closing Prices (as defined hereinafter) of the Class A Common Stock for the ten consecutive Trading Days (as defined hereinafter) ending five days prior to the Record Date; provided, however, that in no event shall the Subscription Price be less than $1.75 per share of Class A Common Stock or exceed $2.50 per share of Class A Common Stock. As used herein, (i) "Closing Price" means on any day the last reported sale price regular way on such day or, in case no sale takes place on such day, the average of the reported bid and asked prices regular way on the AMEX or, if the Class A Common Stock is not listed on such exchange, on the principal national securities exchange or quotation system on which such Class A Common Stock is listed or admitted to trading or quoted, or, if not listed or admitted to trading or quoted on any national securities exchange or quotation system, the average of the closing bid and asked prices in the over-the-counter market on such day as reported by the National Quotation Bureau Incorporated, or a similar generally accepted reporting service, or, if not so available in such manner, as furnished by any New York Stock Exchange Member firm selected from time to time by the Board of Directors of the Company for that purpose, and (ii) "Trading Day" means a day on which securities traded on the national securities exchange or quotation system or in the over-the-counter market used to determine the Closing Price.

  The Subscription Price was determined through arm's-length negotiation between the Special Committee and CGE and has been approved and adopted by the Company's Board of Directors. In making this determination, the material factors considered by the Company were the amount of proceeds that the Company needs to raise, the average market price of the Class A Common Stock, the intrinsic value of the Class A Common Stock, the exchange price for the Series A Preferred Stock, the pro rata nature of the offering and pricing policies customary for transactions of this type. The Subscription Price should not be considered an indication of the actual value of the Company or the Class A Common Stock.

  Expiration Date. The expiration date of the Rights Offering shall be no later than the date which is thirty calendar days following the commencement of the Rights Offering, unless the Company extends such time as provided in the Recapitalization Agreement (as it may be extended, the "Expiration Date"). In accordance with the terms of the Recapitalization Agreement, the Expiration Date for the Rights Offering shall be March 4, 1998.

  Use of Proceeds. Other than the first $25 million of gross proceeds received from subscriptions by the Public, which the Company will retain for general corporate purposes, the Company will use the gross proceeds of the Rights Offering, including the Conditional CGE Subscription, to repay the $185 million aggregate principal amount of debt of CGE and its subsidiaries consisting of
(i) the $125 million CGE Note and (ii) the $60 million Anjou Note. Any proceeds remaining following the repayment of the CGE Note and the Anjou Note shall be retained for general corporate purposes.

 CONSENT SOLICITATION

  Concurrently with the Rights Offering, pursuant to the terms of the Recapitalization Agreement, the Company is soliciting the consent (the "Consent Solicitation") of the holders of at least a majority in principal amount (the "Requisite Consents") of the Company's outstanding 8% Convertible Subordinated Debentures due 2015 (the "Convertible Debentures") to amend certain provisions of the indenture (the "Indenture") governing the Convertible Debentures permitting the holders to require the Company to repurchase the Convertible Debentures if any person acquires beneficial ownership of 75% or more of the voting power of the Company (the "Change of Control Provision").

  In the event the Requisite Consents are not obtained prior to the Expiration Date and the exercise of the Basic Subscription Privilege or Oversubscription Privilege or the Conditional CGE Subscription would cause a person's beneficial ownership of Class A Common Stock to exceed 74%, the Company shall be obligated to issue to such person only such number of shares of Class A Common Stock as would cause such person's beneficial ownership of the Company's voting power to equal 74% of the outstanding voting power. Any additional shares to be issued thereunder shall be shares of Class B Common Stock. Prior to the Expiration Date, the Company intends to effect the Charter Amendment (as defined hereinafter) which, among other things, in the event the Requisite Consents are not obtained by the Expiration Date, will amend the terms of the Class B Common Stock such that the Class A Common Stock and the Class B Common Stock will be identical in all respects except that (i) the Class B Common Stock will not be entitled to vote and (ii) a stockholder's Class B Common Stock will automatically convert into Class A Common Stock immediately upon the earlier of August 1, 2000 or seventy-five days following the date on which the Change of Control Provision becomes inapplicable (by amendment of the Indenture, redemption of the Convertible Debentures or otherwise) to such holder. Based upon the current ownership of Class A Common Stock, the Company does not believe that any stockholder other than CGE would be issued Class B Common Stock in the event the Company fails to obtain the Requisite Consents.

 OTHER

 Business Planning Committee

  In connection with the Recapitalization, the Company has established the Business Planning Committee to review the business strategies prepared by senior management of the Company and, as appropriate, make recommendations on the formulation and implementation of those strategies that have as their objective increasing stockholder value. The Business Planning Committee, which will remain in place through the end of fiscal year 1999, is comprised of three CGE appointed directors and two directors who are unaffiliated with and independent of CGE.

  Among other things, the Business Planning Committee will identify areas where CGE's management expertise and the Company's business may be effectively integrated. The Chairman of the Business Planning Committee is currently Daniel Caille, the Chief Executive of CGE's worldwide water business.

 Analyst Conferences

  The Board of Directors of the Company also has agreed, for as long as shares of Class A Common Stock of the Company are traded on the AMEX or any other national securities exchange or national quotation system, to cause management of the Company to hold semi-annual analyst conferences, conduct conference calls concurrent with earnings releases, promote analyst coverage of its stock and initiate a stockholder relations program.

 USF&G Bonding Guarantees

  CGE and the Company also have agreed that from September 30, 1997 and continuing until the consummation of the Recapitalization, CGE (or one of its affiliates) will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement. In consideration, CGE (or one of its affiliates) will receive assurances from USF&G that, in the event of a default by the Company, USF&G will assign and transfer to CGE (or one of its affiliates) any and all of USF&G's resultant rights in the bonded commercial contract (whether arising under the Master Surety Agreement, or by operation of law, or otherwise). Any such arrangement will be negotiated between CGE and USF&G. See "Business--Bonding."

 No Short-Form Merger

  In addition, in connection with the Recapitalization, CGE has agreed for a period of three years from the closing date of the Recapitalization not to acquire the Company by way of a short-form merger without the approval of a majority of the Independent Directors of the Company.

 Clarification of Investment Agreement

  The Recapitalization Agreement also amends and restates the exclusivity provision of the Investment Agreement to clarify that the exclusivity provision in the original Investment Agreement should apply to both water management and wastewater management activities, but shall not apply to certain water utility-related investments, acquisitions or activities by CGE or its affiliates, to CGE's present or future investments in Consumers Water Company and Philadelphia Suburban Corporation or to OTV-Kruger, Inc. See "Certain Relationships and Related Transactions--Certain Covenants of CGE--Exclusivity."

 Charter Amendment

  In order to consummate the Recapitalization, as soon as reasonably practicable, the Company, acting through the Board, has agreed to duly approve and adopt an amendment to the Company's Restated Certificate of Incorporation (the "Charter Amendment") (i) to increase the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 shares to 260,000,000 shares, of which 230,000,000 shares would be Class A Common Stock and 30,000,000 shares would be Class B Common Stock and (ii) in the event the Requisite Consents are not obtained by the Expiration Date, to amend the conversion rights of the holders of the Company's Class B Common Stock to provide for automatic conversion of a stockholder's shares of Class B Common Stock into Class A Common Stock upon the earlier of August 1, 2000 or seventy-five days following the date on which the Change of Control Provision becomes inapplicable (by amendment of the Indenture, redemption of the Convertible Debentures or otherwise) to such holder.

  CGE and Anjou each has agreed to give its written consent for the Charter Amendment. The consent of CGE and Anjou is sufficient to adopt the Charter Amendment without any further vote of the Company's stockholders. The Charter Amendment will be effective upon the filing of an appropriate certificate of amendment with the Secretary of State of the State of Delaware, which filing is expected to occur as soon as practicable following the expiration of the twenty calendar day period following the mailing of an information statement pursuant to Rule 14c-2 under the Exchange Act (the "Information Statement").

  The obligations of the Company and CGE to consummate the transactions contemplated by the Recapitalization Agreement are conditioned upon a number of factors, including, among other things, (i) there being an effective registration statement under the Securities Act in connection with the Rights Offering and with respect to the Rights, the Warrants, the Underlying Shares and the Warrant Shares; (ii) the Company's completion of the Exchange; and
(iii) the filing of any required amendment or amendments to the Restated Certificate of Incorporation of the Company in connection with the authorization of additional shares of the

Company's Common Stock and the amendment of the conversion rights of the holders of the Company's Class B Common Stock.

OTHER CGE RELATED MATTERS

  Anjou has entered into an agreement with USF&G regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement, dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. CGE will receive a fee of 1% of the lesser of (i) 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, or (ii) $45 million.

  The Company did not declare the quarterly dividends aggregating $1,650,000 due September 30, 1997 and December 31, 1997 on the Series A Preferred Stock, all of which was held by CGE, due to its concerns over liquidity and the adequacy of its surplus. On January 28, 1998, the Company effected the Exchange pursuant to which all of the shares of Series A Preferred Stock held by CGE (representing all of the issued and outstanding shares of Series A Preferred Stock) were exchanged for shares of Class A Common Stock. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

  CGE has unconditionally guaranteed performance by PSG of PSG's contract with PRASA. During fiscal years ended October 31, 1997 and 1996, PSG's contract with PRASA accounted for 39% of PSG's total sales and 23% and 22% of the Company's total sales, respectively.

  Following the Recapitalization, the Company will require additional financial resources to develop and support each of its businesses at PSG and Metcalf & Eddy, to undertake related long-term capital expenditures and to participate in the emerging privatization market in the wastewater management industry. CGE has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by CGE of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project finance activities of the Company on terms which are commercially reasonable. As a result, CGE and the Company and possibly others, investing either directly or indirectly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments.

OTHER RELATED TRANSACTIONS

  Ms. Green, a director of the Company since June 1994, is a partner at the law firm of Bryan, Cave LLP. Bryan, Cave LLP has performed limited legal services for the Company from time to time. Ms. Green has not personally represented the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a(1)Financial Statements and Supplementary Data

    See "Index to Financial Statements" included in Part II, Item 8 of this Form 10-K.

  a(2)Financial Statement Schedule

    See "Index to Financial Statements" included in Part II, Item 8 of this Form 10-K.

  a(3)Exhibits

 EXHIBIT
  NUMBER               DESCRIPTION OF DOCUMENT                    LOCATION
 --------              -----------------------                    --------
  3.01    Restated Certificate of Incorporation of the               (1)
          Registrant, dated July 10, 1987
  3.01(a) Certificate of Amendment of Certificate of                 (2)
          Incorporation of the Registrant, dated October
          27, 1987
  3.01(b) Certificate of Amendment to Certificate of                 (2)
          Incorporation of the Registrant filed June 21,
          1989
  3.01(c) Certificate of Amendment of the Restated                   (2)
          Certificate of Incorporation of the Registrant
          filed July 5, 1989
  3.01(d) Certificate of Amendment of the Restated                   (3)
          Certificate of Incorporation of the Registrant
          filed August 13, 1990
  3.01(e) Certificate of Designation of 5 1/2% Series A              (4)
          Convertible Exchangeable Preferred Stock filed
          June 14, 1994
  3.02    By-Laws of the Registrant, as amended                      (1)
  4.01    Indenture, dated as of May 15, 1990, between the           (5)
          Registrant and Midlantic National Bank, as
          trustee
 10.01    Form of Supplemental Pension Agreement of            (1)(Ex. 10.20)*
          Research-Cottrell
 10.02    1988 Long-Term Incentive Compensation Plan of             (6)*
          Metcalf & Eddy, effective as of September 30,
          1988, as amended September 7, 1989 and March 19,
          1990
 10.02(a) 1989 Long-Term Compensation Plan of the                   (2)*
          Registrant, effective as of July 31, 1989
 10.03    Research-Cottrell Environmental Engineering          (7)(Ex. 10.27)
          Profit Sharing Plan, as amended
 10.04    Research-Cottrell Environmental Thrift Plan          (7)(Ex. 10.29)
 10.05    Senior Guaranteed Credit Agreement, dated as of            (8)
          March 10, 1995, by and among the Registrant, the
          Persons listed on Annex B thereto as Borrowers
          and Guarantors, the Banks listed on the signature
          pages thereof, the First National Bank of Chicago
          and Societe Generale, New York Branch, as
          Arranging Agents, the First National Bank of
          Chicago as Administrative Agent, and Societe
          Generale, New York Branch, as Collateral Agent
          and Issuing Bank
 10.06    Agreement, dated March 13, 1989, between             (9)(Ex. 10.31)
          Research-Cottrell and certain of its air
          subsidiaries and Reliance Insurance Company,
          United Pacific Insurance and Planet Insurance
          Company of Federal Way, Washington
 10.07    Agreement, dated March 13, 1989, between            (9)(Ex. 10.31(A))
          Research-Cottrell and certain of its water
          subsidiaries and Reliance Insurance Company,
          United Pacific Insurance and Planet Insurance
          Company of Federal Way, Washington

 EXHIBIT
  NUMBER                    DESCRIPTION OF DOCUMENT                    LOCATION
 --------                   -----------------------                    --------
 10.08    Letter Agreement, dated March 18, 1994, between the            (4)
          Registrant and Compagnie Generale des Eaux
 10.09    Investment Agreement, dated as of March 30, 1994, among        (6)
          the Registrant, Compagnie Generale des Eaux and Anjou
          International Company
 10.10    Credit Agreement, dated as of June 14, 1994, between the       (4)
          Registrant and Compagnie Generale des Eaux
 10.11    Amended and Restated Subordination Agreement, dated as of      (10)
          March 10, 1995, as amended and restated as of March 10,
          1995, as amended and restated as of November 1995, among
          Compagnie Generale des Eaux, the Registrant, the First
          National Bank of Chicago and United States Fidelity and
          Insurance Company, Fidelity and Guaranty Insurance Company
          and Fidelity and Guaranty Insurance Underwriters, Inc. and
          any affiliate of the foregoing
 10.12    Master Surety Agreement made October 31, 1995 by the           (10)
          Registrant, Research-Cottrell, Inc., Metcalf & Eddy, Inc.,
          and Professional Services Group, Inc., for the continuing
          benefit of United States Fidelity and Guaranty Company,
          Fidelity and Guaranty Insurance Underwriters, Inc. and
          Fidelity and Guaranty Insurance Company and USF&G
          Insurance Company of Mississippi
 10.13    Revolving Credit Agreement, dated as of August 2, 1996,        (11)
          between the Registrant and Anjou International Company
 10.14    Employment Agreement, dated as of November 7, 1996,           (11)*
          between Robert B. Sheh and the Registrant
 10.15    Recapitalization Agreement, dated September 24, 1997,          (12)
          among the Registrant, Compagnie Generale des Eaux and
          Anjou International Company
 10.15(a) Amendment No. 1 to the Recapitalization Agreement, dated       (13)
          January 26, 1998, among the Registrant, Compagnie Generale des Eaux and Anjou International Company
 10.16    Separation Agreement, dated as of October 24, 1997,           (13)*
          between Robert B. Sheh and the Registrant
 11       Statement re: computation of per share earnings                (13)
 21       List of Subsidiaries of the Registrant                         (11)
 23.1     Consent of McGladrey & Pullen, LLP                              **
 23.2     Consent of Arthur Andersen LLP                                  **

--------
 (1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-17833), as amended, which became effective on April 12, 1988.
 (2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-29568), as amended, which became effective on August 10, 1989.
 (3) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-4 (No. 33-43143), as filed with the Securities and Exchange Commission on October 3, 1991.
 (4) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 21, 1994, as filed with the Securities and Exchange Commission on January 30, 1995.
 (5) Incorporated by reference to Exhibit 4.05 to the Registrant's Registration Statement on Form S-1 ( No. 33-33088), as amended, filed with the Securities and Exchange Commission on April 24, 1990.
 (6) Incorporated by reference to Annex I to the Registrant's Proxy Statement on Schedule 14A dated May 24, 1994, in connection with its Annual Meeting of Stockholders held on June 14, 1994.

 (7) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to Metcalf & Eddy's Registration Statement on Form S-1 (No. 33-24315), as amended, which became effective on October 18, 1988.
 (8) Incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995, as filed with the Securities and Exchange Commission on June 14, 1995.
 (9) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to Metcalf & Eddy's Registration Statement on Form S-1 (No. 33-28846), as amended, which became effective on June 29, 1989.
(10) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as filed with the Securities and Exchange Commission on January 3, 1996.
(11) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, as filed with the Securities and Exchange Commission on January 29, 1997.
(12) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, dated September 24, 1997.
(13) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 333-39115), as amended, filed with the Securities and Exchange Commission.
 (*) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
 (**) Filed herewith.

  (b) Reports on Form 8-K

  The following Reports on Form 8-K have been filed during the last quarter of the fiscal year ended October 31, 1997.

  (1) Report on Form 8-K, Item 5--Other Events, dated September 24, 1997.

  (2) Report on Form 8-K, Item 5--Other Events, dated October 27, 1997.

  (3) Report on Form 8-K, Item 5--Other Events, dated October 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Air & Water Technologies Corporation

                                                     /s/ Alain Brunais
                                          By: _________________________________
                                                       ALAIN BRUNAIS
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

                                          January 29, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
           --------------                    ---------             --------

       /s/ William V. Kriegel          Chairman of the           January 29,
-------------------------------------   Board of Directors           1998
         WILLIAM V. KRIEGEL

        /s/ Thierry M. Mallet          President, Chief          January 29,
-------------------------------------   Executive Officer            1998
          THIERRY M. MALLET             and Director
                                        (Principal
                                        Executive Officer)

          /s/ Alain Brunais            Senior Vice               January 29,
-------------------------------------   President, Chief             1998
            ALAIN BRUNAIS               Financial Officer
                                        and Director
                                        (Principal
                                        Accounting Officer)
                                        (Principal
                                        Financial Officer)

        /s/ Jean-Claude Banon          Director                  January 29,
-------------------------------------                                1998
          JEAN-CLAUDE BANON

          /s/ Daniel Caille            Director                  January 29,
-------------------------------------                                1998
            DANIEL CAILLE

              SIGNATURE                         TITLE                DATE

        /s/ Carol Lynn Green            Director                 January 29,
-------------------------------------                                1998
          CAROL LYNN GREEN

         /s/ John W. Morris             Director                 January 29,
-------------------------------------                                1998
           JOHN W. MORRIS

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                DESCRIPTION OF DOCUMENT                   LOCATION
 -------               -----------------------                   --------
  3.01    Restated Certificate of Incorporation of the              (1)
          Registrant, dated July 10, 1987
  3.01(a) Certificate of Amendment of Certificate of                (2)
          Incorporation of the Registrant, dated October
          27, 1987
  3.01(b) Certificate of Amendment of the Certificate of            (2)
          Incorporation of the Registrant filed June 21,
          1989
  3.01(c) Certificate of Amendment of the Restated                  (2)
          Certificate of Incorporation of the Registrant
          filed July 5, 1989
  3.01(d) Certificate of Amendment to Restated Certificate          (3)
          of Incorporation of the Registrant filed August
          13, 1990
  3.01(e) Certificate of Designation of 5 1/2% Series A             (4)
          Convertible Exchangeable Preferred Stock filed
          June 14, 1994
  3.02    By-Laws of the Registrant, as amended                     (1)
  4.01    Indenture, dated as of May 15, 1990, between the          (5)
          Registrant and Midlantic National Bank, as
          trustee
 10.01    Form of Supplemental Pension Agreement of           (1)(Ex. 10.20)*
          Research-Cottrell
 10.02    1988 Long-Term Incentive Compensation Plan of             (6)*
          Metcalf & Eddy, effective as of September 30,
          1988, as amended September 7, 1989 and March 19,
          1990
 10.02(a) 1989 Long-Term Compensation Plan of the                   (2)*
          Registrant, effective as of July 31, 1989
 10.03    Research-Cottrell Environmental Engineering         (7)(Ex. 10.27)
          Profit Sharing Plan, as amended
 10.04    Research-Cottrell Environmental Thrift Plan         (7)(Ex. 10.29)
 10.05    Senior Guaranteed Credit Agreement, dated as of           (8)
          March 10, 1995, by and among the Registrant, the
          Persons listed on Annex B thereto as Borrowers
          and Guarantors, the Banks listed on the
          signature pages thereof, the First National Bank
          of Chicago and Societe Generale, New York
          Branch, as Arranging Agents, the First National
          Bank of Chicago as Administrative Agent, and
          Societe Generale, New York Branch, as Collateral
          Agent and Issuing Bank
 10.06    Agreement, dated March 13, 1989, between            (9)(Ex. 10.31)
          Research-Cottrell and certain of its air
          subsidiaries and Reliance Insurance Company,
          United Pacific Insurance and Planet Insurance
          Company of Federal Way, Washington
 10.07    Agreement, dated March 13, 1989, between           (9)(Ex. 10.31(A))
          Research-Cottrell and certain of its water
          subsidiaries and Reliance Insurance Company,
          United Pacific Insurance and Planet Insurance
          Company of Federal Way, Washington
 10.08    Letter Agreement, dated March 18, 1994, between           (4)
          the Registrant and Compagnie Generale des Eaux
 10.09    Investment Agreement, dated as of March 30,               (6)
          1994, among the Registrant, Compagnie Generale
          des Eaux and Anjou International Company
 10.10    Credit Agreement, dated as of June 14, 1994,              (4)
          between the Registrant and Compagnie Generale
          des Eaux
 10.11    Amended and Restated Subordination Agreement,            (10)
          dated as of March 10, 1995, as amended and
          restated as of March 10, 1995, as amended and
          restated as of November 1995, among Compagnie
          Generale des Eaux, the Registrant, the First
          National Bank of Chicago and United States
          Fidelity and Insurance Company, Fidelity and
          Guaranty Insurance Company and Fidelity and
          Guaranty Insurance Underwriters, Inc. and any
          affiliate of the foregoing

 EXHIBIT
 NUMBER                    DESCRIPTION OF DOCUMENT                    LOCATION
 -------                   -----------------------                    --------
 10.12    Master Surety Agreement made October 31, 1995 by the          (10)
          Registrant, Research-Cottrell, Inc., Metcalf & Eddy,
          Inc., and Professional Services Group, Inc., for the
          continuing benefit of United States Fidelity and Guaranty
          Company, Fidelity and Guaranty Insurance Underwriters,
          Inc. and Fidelity and Guaranty Insurance Company and
          USF&G Insurance Company of Mississippi
 10.13    Revolving Credit Agreement, dated as of August 2, 1996,       (11)
          between the Registrant and Anjou International Company
 10.14    Employment Agreement, dated as of November 7, 1996,           (11)*
          between Robert B. Sheh and the Registrant
 10.15    Recapitalization Agreement, dated September 24, 1997,         (12)
          among the Registrant, Compagnie Generale des Eaux and
          Anjou International Company
 10.15(a) Amendment No. 1 to the Recapitalization Agreement, dated      (13)
          January 26, 1998, among the Registrant, Compagnie
          Generale des Eaux and Anjou International Company
 10.16    Separation Agreement, dated as of October 24, 1997,           (13)*
          between Robert B. Sheh and the Registrant
 11       Statement re: computation of per share earnings               (13)
 21       List of Subsidiaries of the Registrant                        (11)
 23.1     Consent of McGladrey & Pullen, LLP                             **
 23.2     Consent of Arthur Andersen LLP                                 **

--------
 (1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-17833), as amended, which became effective on April 12, 1988.
 (2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-29568), as amended, which became effective on August 10, 1989.
 (3) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-4 (No. 33-43143), as filed with the Securities and Exchange Commission on October 3, 1991.
 (4) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 21, 1994, as filed with the Securities and Exchange Commission on January 30, 1995.
 (5) Incorporated by reference to Exhibit 4.05 to the Registrant's Registration Statement on Form S-1 ( No. 33-33088), as amended, filed with the Securities and Exchange Commission on April 24, 1990.
 (6) Incorporated by reference to Annex I to the Registrant's Proxy Statement on Schedule 14A dated May 24, 1994, in connection with its Annual Meeting of Stockholders held on June 14, 1994.
 (7) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to Metcalf & Eddy's Registration Statement on Form S-1 (No. 33-24315), as amended, which became effective on October 18, 1988.
 (8) Incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995, as filed with the Securities and Exchange Commission on June 14, 1995.
 (9) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to Metcalf & Eddy's Registration Statement on Form S-1 (No. 33-28846), as amended, which became effective on June 29, 1989.
(10) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as filed with the Securities and Exchange Commission on January 3, 1996.

(11) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, as filed with the Securities and Exchange Commission on January 29, 1997.
(12) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, dated September 24, 1997.
(13) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 333-39115), as amended, filed with the Securities and Exchange Commission.
 (*) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
 (**) Filed herewith.