Form 10-Q
period 1998-01-31
AIR & WATER TECHNOLOGIES CORP
filed 1998-03-17
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended January 31, 1998
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                 to


                  Commission file number: 033-17921


                AIR & WATER TECHNOLOGIES CORPORATION
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                             13-3418759
       (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

     U.S. HIGHWAY 22 WEST AND STATION ROAD                    08876
            BRANCHBURG, NEW JERSEY                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Registrant's Telephone Number, Including Area Code:  (908) 685-4600

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: No change.


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      The number of shares outstanding of the registrant's Class A Common Stock, par value $.001 per share, was 185,176,527 as of March 16, 1998.




                                   PART I

                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AIR & WATER TECHNOLOGIES CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       AS OF JANUARY 31, 1998 AND OCTOBER 31, 1997
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JANUARY 31,   OCTOBER 31,
                                                                     1998          1997
                                                                 -----------    -----------
                                                                 (UNAUDITED)
                             ASSETS
Current Assets:
   Cash and cash equivalents....................................  $   7,973     $  12,089
   Accounts receivable, less allowance for doubtful accounts....     74,222        76,681
   Costs and estimated earnings in excess of billings on
     uncompleted contracts......................................     39,212        33,557
   Inventories..................................................      1,822         1,893
   Prepaid expenses and other current assets....................      5,856         4,460
   Net current assets of discontinued operations................        392           --
                                                                  ---------     ---------
      Total current assets......................................    129,477       128,680

Property, plant and equipment, net..............................     12,227        13,388
Investments in environmental treatment facilities...............     21,617        21,817
Goodwill, net...................................................    163,052       164,337
Other assets....................................................     30,055        30,391
Net non-current assets of discontinued operations...............     24,302        24,452
                                                                  ---------     ---------
      Total assets..............................................  $ 380,730     $ 383,065
                                                                  =========     =========
             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current installments of long-term debt.......................  $  14,704     $     398
   Accounts payable.............................................     87,374        80,007
   Accrued expenses.............................................     78,160        86,681
   Billings in excess of costs and estimated earnings on
     uncompleted contracts......................................     15,499        15,320
   Income taxes payable.........................................      1,345         1,485
   Net current liabilities of discontinued operations...........       --             591
                                                                  ---------     ---------
      Total current liabilities.................................    197,082       184,482
                                                                  ---------     ---------

Long-term debt..................................................    304,766       307,845
                                                                  ---------     ---------

Commitments and contingencies (Note 6)                                  --            --

Stockholders' deficit:
   Preferred stock, par value $.01, authorized 2,500,000
     shares; issued none as of January 31, 1998; issued
     1,200,000 shares, liquidation value $60,000,
     as of October 31, 1997.....................................        --             12
   Common stock, par value $.001, authorized 100,000,000
     shares; issued  66,394,870 shares as of January 31,
     1998; issued 32,109,156 shares as of October 31, 1997......         66            32
   Additional paid-in capital...................................    427,014       427,036
   Accumulated deficit..........................................   (546,892)     (535,214)
   Common stock in treasury, at cost............................       (108)         (108)
   Cumulative currency translation adjustment...................     (1,198)       (1,020)
                                                                  ---------     ---------
         Total stockholders' deficit............................   (121,118)     (109,262)
                                                                  ---------     ---------

         Total  liabilities and stockholders' deficit...........  $ 380,730     $ 383,065
                                                                  =========     =========

      The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                      AIR & WATER TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                1998          1997
                                                              ---------    ---------
Sales....................................................     $ 110,274    $ 106,637
Cost of sales............................................        96,773       89,467
                                                              ---------    ---------
   Gross margin..........................................        13,501       17,170
Selling, general and administrative expenses.............        14,252       17,122
Depreciation and amortization............................         3,996        3,886
                                                              ---------    ---------
   Operating loss from continuing operations.............        (4,747)      (3,838)
Interest expense, net....................................        (6,022)      (5,883)
Other expense, net.......................................          (659)         (53)
                                                              ---------    ---------
   Loss from continuing operations before income taxes ..       (11,428)      (9,774)
Income tax expense.......................................          (245)         (18)
                                                              ---------    ---------
   Loss from continuing operations.......................       (11,673)      (9,792)
Discontinued operations:
   Loss from operations of discontinued segment..........           --        (2,738)
                                                              ---------    ---------
   Net loss..............................................       (11,673)     (12,530)
Preferred stock dividend.................................           --          (825)
                                                              ---------    ---------
   Net loss applicable to common stockholders............     $ (11,673)   $  13,355)
                                                              =========    =========
Loss per common share (after preferred stock dividend):
   Continuing operations.................................     $    (.35)   $    (.33)
   Discontinued operations...............................           --          (.09)
                                                              ---------    ---------
   Net loss..............................................     $    (.35)   $    (.42)
                                                              =========    =========
   Weighted average number of shares outstanding.........        33,150       32,019
                                                              =========    =========

     The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                   AIR & WATER TECHNOLOGIES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                             ----------------------
                                                               1998          1997
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................    $(11,673)    $(12,530)
  Adjustments to reconcile net loss to net cash used for
  continuing operations--
    Discontinued operations .............................        --          2,738
    Depreciation and amortization .......................       3,996        3,886
    Other ...............................................         187          178
    Changes in assets and liabilities, excluding effects
    of divestitures--
    (Increase) decrease in assets--
    Accounts receivable .................................       2,371        4,300
    Costs and estimated earnings in excess of billings
      on uncompleted contracts ..........................      (5,655)      (1,403)
    Inventories .........................................          71         (438)
    Prepaid expenses and other current assets ...........      (1,686)         106
    Other assets ........................................          78          353
    Increase (decrease) in liabilities--
    Accounts payable ....................................       7,399       (2,478)
    Accrued expenses ....................................      (8,468)      (7,436)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts ..........................         179         (616)
    Income taxes ........................................         (79)         400
                                                             --------     --------
       Net cash used for continuing operations ..........     (13,280)     (12,940)
       Net cash provided by (used for) discontinued
          operations ....................................        (189)       6,289
                                                             --------     --------
      Net cash used for operating activities ............     (13,469)      (6,651)
                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment .......................         639         --
  Capital expenditures ..................................        (785)      (1,424)
  Investment in environmental treatment facilities ......         173           69
  Start up costs and other ..............................      (1,419)      (1,693)
  Discontinued operations ...............................        (192)        (323)
                                                             --------     --------
     Net cash used for investing activities .............      (1,584)      (3,371)
                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable and long-term debt ..........         (73)         (66)
  Net borrowings under credit facilities ................      11,300        8,200
  Cash dividends paid on preferred stock ................        --           (825)
  Other .................................................        (899)        (513)
    Discontinued operations .............................         609         --
                                                             --------     --------
     Net cash provided by financing activities ..........      10,937        6,796
                                                             --------     --------
     Net decrease in cash and cash equivalents ..........      (4,116)      (3,226)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........      12,089       12,667
                                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ................    $  7,973     $  9,441
                                                             ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest ...............................    $  9,381     $  8,106
                                                             ========     ========


     The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                    AIR & WATER TECHNOLOGIES CORPORATION

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the Consolidated Financial Statements of Air & Water Technologies Corporation and its consolidated subsidiaries (the "Company" or "AWT"), which are included in its Annual Report on Form 10-K for the fiscal year ended October 31, 1997 filed with the Securities and Exchange Commission. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications

      Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 interim presentation.

      Loss per share

      The Company's loss per share for the three month periods ended January 31, 1998 and 1997 has been calculated in accordance with the new Financial Accounting Standard No. 128--"Earnings Per Share." This statement requires that the Company report "basic" and "diluted" earnings per share instead of "primary" and "fully diluted" earnings per share previously reported by the Company. The key difference is that "basic" earnings per share does not adjust for common stock equivalents. The adoption of this statement had no effect on the Company's per share data. The numerator and denominator for basic and diluted per share data are the same due to the antidilutive effects of the Company's common stock equivalents and convertible securities.

(3)   RECAPITALIZATION

      Exchange

      On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, dated as of September 24, 1997, as amended as of January 26, 1998 (the "Recapitalization Agreement"), among the Company, Compagnie Generale des Eaux, a French company and the Company's largest stockholder ("CGE"), and CGE's indirectly wholly-owned subsidiary, Anjou International Company, a Delaware corporation ("Anjou"), the Company exchanged (the "Exchange") the outstanding 1,200,000 shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), held by CGE and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of its Class A Common Stock, par value $.001 per share (the "Class A Common Stock"). Immediately following the Exchange and as of January 31, 1998, CGE beneficially owned in the aggregate approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company.

      The Company did not declare the September 30, 1997 and December 31, 1997 quarterly dividends aggregating $1,650,000 on the Series A Preferred Stock, all of which was held by CGE, due to its concerns over liquidity and the adequacy of its surplus. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

      Rights Offering

      On January 26, 1998, the Board of Directors of the Company declared a dividend to holders of record of its Class A Common Stock as of the close of business on January 29, 1998 of 120,000,000 transferable subscription rights (the "Rights") which allowed Rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than CGE and Anjou) in the Rights Offering to receive transferable three-year warrants (the "Warrants") to purchase shares of Class A Common Stock (the "Rights Offering"). The terms of the Rights Offering are set forth in the Company's Prospectus dated January 30, 1998.

      The Rights Offering expired on March 4, 1998. In the Rights Offering, 98,160,427 Rights were exercised to purchase 99,840,089 shares of Class A Common Stock, of which 1,679,662 shares were purchased pursuant to an oversubscription privilege. In accordance with the terms of the Recapitalization Agreement, CGE and Anjou each exercised its basic subscription privilege in full for an aggregate basic subscription of 86,682,816 shares of Class A Common Stock, and CGE subscribed for and purchased 19,031,470 additional shares of Class A Common Stock available as a result of unexercised Rights in the Rights Offering, for a total aggregate subscription of $185 million.

      In addition, 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued to subscribers (other than CGE and Anjou) in the Rights Offering. In accordance with the terms of the Rights Offering, neither CGE nor Anjou received any Warrants. On March 12, 1998, the Company was notified that the Warrants had been approved for listing on the American Stock Exchange, Inc. (the "AMEX"). The Warrants currently trade on the AMEX under the symbol "AWT.WS."

      The Company received gross proceeds of approximately $208 million from the Rights Offering, including approximately $23 million of publicly raised proceeds. The Company used a portion of the gross proceeds from the Rights Offering to repay a $125 million unsecured term loan from CGE and borrowings under a $60 million credit facility with Anjou. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, will be retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter). See
Note 5--Financing Arrangements.

      Following the Rights Offering, CGE beneficially owns an aggregate of 153,609,975 shares of Class A Common Stock, representing approximately 83.0% of the issued and outstanding Class A Common Stock. The pro forma loss per share from continuing operations for the three months ended January 31, 1998 and 1997 was $.05 and $.04 per share, respectively, after giving effect to the aforementioned issuance of shares of Class A Common Stock in the Exchange and the Rights Offering and repayment of debt, as if such events had occurred as of the beginning of such periods.

      Consent Solicitation

      Concurrently with the Rights Offering, pursuant to the terms of the Recapitalization Agreement, the Company solicited the consent (the "Consent Solicitation") of the holders of at least a majority in principal amount (the "Requisite Consents") of the Company's 8% Convertible Subordinated Debentures due 2015 (the "Convertible Debentures") to amend a certain provision of the indenture (the "Indenture") governing the Convertible Debentures permitting the holders to require the Company to repurchase the Convertible Debentures if any person acquires beneficial ownership of 75% or more of the voting power of the Company (the "Change of Control Provision").

      On February 23, 1998, the Consent Solicitation expired. In the Consent Solicitation, the Company received the consent of $105,937,000 aggregate principal amount of the outstanding Convertible Debentures, representing approximately 92.1% of the outstanding principal amount of the Convertible Debentures, to amend the Change of Control Provision. On February 23, 1998, the Company and The Chase Manhattan Bank, as Trustee, executed a Supplemental Indenture (the "Supplemental Indenture"), which amended the Indenture to exempt acquisitions by CGE or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision. Following the execution of the Supplemental Indenture and pursuant to the terms of the Consent Solicitation, the Company made an aggregate payment of approximately $477,000 to holders of Convertible Debentures who provided their consents.

      Charter Amendment

      In connection with the Rights Offering, on January 26, 1998, the Board of Directors of the Company adopted a resolution setting forth proposed amendments to the Restated Certificate of Incorporation of the Company (the "Charter Amendment"). On February 6, 1998, CGE and Anjou, beneficial owners of an aggregate of approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company provided their written consent to the Charter Amendment. The consent of CGE and Anjou was sufficient to adopt the Charter Amendment without any further vote of the Company's stockholders. On March 2, 1998, the Company filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the number of shares of Class A Common Stock that the Company is authorized to issue from 95,000,000 shares to 255,000,000 shares. The Charter Amendment became effective upon such filing.

      As of January 31, 1998, the Company had authorized for issuance 100,000,000 shares of common stock, par value $.001 per share, of which 95,000,000 shares were shares of Class A Common Stock and 5,000,000 shares were shares of its Class B Common Stock, par value $.001 per share (the "Class B Common Stock"). The terms of the Class B Common Stock and the Class A Common Stock are identical in all respects except that the Class B Common Stock is not entitled to vote. Following the filing of the Charter Amendment, the Company is authorized to issue 260,000,000 shares of common stock, par value $.001 per share, of which 255,000,000 shares are shares of Class A Common Stock and 5,000,000 shares are shares of Class B Common Stock.

(4)   RESEARCH-COTTRELL

      On December 2, 1997, as part of the implementation of its revised business strategy, the Company announced that it will divest its Research-Cottrell business segment which provides air pollution control technologies and services. The Company is currently in negotiations with several interested parties and believes that most of these businesses will be sold within the next several months, but in any event no later than November 30, 1998. The results of operations and financial condition of Research-Cottrell are reported as discontinued operations for all periods presented.

(5)   FINANCING ARRANGEMENTS

      The Company maintains a $70.0 million secured bank credit facility (the "Bank Credit Facility") which expires December 11,1998. As of January 31, 1998, the Company's borrowings under the Bank Credit Facility totaled $14.3 million and outstanding letters of credit under the Bank Credit Facility totaled $21.5 million (unused capacity of $34.2 million).

      As of January 31, 1998, the Company had outstanding borrowings of $125 million under an unsecured term loan from CGE (the "CGE Note") and $60 million under a fully-utilized seven-year revolving credit facility with Anjou (the "Anjou Note"). Pursuant to the terms of the Recapitalization Agreement, the Company repaid the CGE Note and Anjou Note with a portion of the gross proceeds from the Rights Offering and terminated the related credit agreements. For a discussion of the Rights Offering, see Note 3--Recapitalization--Rights Offering.

(6)   COMMITMENTS AND CONTINGENCIES

      DOJ Investigation

      In connection with a broad investigation by the U.S. Department of Justice (the "DOJ") into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, Professional Services Group ("PSG"), received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system (the "DOJ Investigation"). PSG has cooperated and continues to cooperate with the DOJ which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's then Chief Executive Officer on administrative leave of absence with pay. The PSG Chief Executive Officer, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the DOJ and continues to cooperate fully with its investigation. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

      Bremerton Litigation

      The City of Bremerton, Washington brought a contribution action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The contribution action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit (except for two recalcitrant homeowners) were resolved. All claims by and between M&E Services and the City in the second homeowners' suit were expressly reserved and will be tried after the city's contribution action, which commenced in early, March 1998. The City is seeking to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. M&E Services denies any liability to the City and believes it has meritorious defenses to the claim. However, no assurances can be given that an adverse judgment would not have a material adverse effect on the financial position or results of M&E Services or the Company taken as a whole.

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

      The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. The Company is required to indemnify surety companies providing bid and performance bonds for any payments the sureties are required to make under the bonds. The Company has never forfeited a bid or a performance bond and no project sponsor has ever called and drawn a bond issued in support of the Company's contract obligations. Anjou has entered into an agreement with United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement, dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from CGE or one of its affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The Company operates principally in two segments: Professional Services Group ("PSG") which is focused on the operation of water and wastewater treatment facilities and Metcalf & Eddy which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as air pollution control equipment. See "--Financial Condition."

      DEPENDENCE ON KEY PROJECTS AND GOVERNMENT CONTRACTS

      In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

      Approximately 85% of the Company's sales during the three month period ended January 31, 1998 were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

      During the three month period ended January 31, 1998, the contract of PSG's wholly owned subsidiary, PS Group of Puerto Rico, Inc. ("PSG Puerto Rico"), with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") accounted for 37% of PSG's total sales and 22% of the Company's total sales. Operations were initiated under the contract on September 1, 1995. The contract has a five-year term but PRASA may cancel the contract for any reason after August 31, 1998. Pursuant to the contract, PSG Puerto Rico manages 69 wastewater plants, 128 water treatment plants and related collection and distribution systems and pumping stations in Puerto Rico. The contract's profitability is contingent upon achieving certain contract incentives. In addition, at January 31, 1998, PSG Puerto Rico had receivables of $43.0 million due from PRASA for certain reimbursable costs. See "--Financial Condition." PSG Puerto Rico is in the process of negotiations with PRASA regarding a replacement contract for the existing five-year contract. Management currently expects that the contract with PRASA will not be canceled by PRASA in August 1998, but will remain in effect through its original five-year term ending August 2000 or be amended or replaced with a new contract. Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expires in June 1998.

      Summarized below is certain financial data including information relating to the Company's business segments (in thousands).

                                                        THREE MONTHS ENDED
                                                    -------------------------
                                                    JANUARY 31,   JANUARY 31,
                                                    -----------   -----------
SALES:
      Professional Services Group................... $  65,869    $  62,588
      Metcalf & Eddy................................    45,553       44,591
      Other and eliminations........................    (1,148)        (542)
                                                     ---------    ---------
                                                     $ 110,274    $ 106,637
COST OF SALES:
      Professional Services Group................... $  61,154    $  57,959
      Metcalf & Eddy................................    36,767       32,050
      Other and eliminations........................    (1,148)        (542)
                                                     ---------    ---------
                                                     $  96,773    $  89,467
                                                     ---------    ---------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Professional Services Group................... $   3,976    $   3,821
      Metcalf & Eddy................................     8,100       11,052
      Corporate (unallocated).......................     2,176        2,249
                                                     ---------    ---------
                                                     $  14,252    $  17,122
DEPRECIATION AND AMORTIZATION:
      Professional Services Group................... $   2,118    $   2,046
      Metcalf & Eddy................................     1,751        1,712
      Corporate (unallocated).......................       127          128
                                                     ---------    ---------
                                                     $   3,996    $   3,886
                                                     ---------    ---------
OPERATING LOSS:
      Professional Services Group................... $  (1,379)   $  (1,238)
      Metcalf & Eddy................................    (1,065)        (223)
      Corporate (unallocated).......................    (2,303)      (2,377)
                                                     ---------    ---------
                                                     $  (4,747)   $  (3,838)

Interest expense, net............................... $  (6,022)   $  (5,883)
Other expense, net..................................      (659)         (53)
Income tax expense..................................      (245)         (18)
                                                     ---------    ---------
Loss from continuing operations.....................   (11,673)      (9,792)
Loss from discontinued operations...................       --        (2,738)
                                                     ---------    ---------
Net loss............................................ $ (11,673)   $ (12,530)
                                                     ---------    ---------


THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

      Overview

       The loss from continuing operations increased by $1.9 million from the comparable prior period to $11.7 million due to higher non-operating expenses and operating losses at Metcalf & Eddy. Sales for the three month period ended January 31, 1998 increased modestly by $3.6 million, or 3.4%, from the comparable prior period, with increases for both PSG and Metcalf & Eddy. On December 2, 1997, as part of the implementation of its revised business strategy, the Company announced that it will divest its Research-Cottrell business segment which provides air pollution control technologies and services. The Company is currently in negotiations with several interested parties and believes that most of these businesses will be sold within the next several months, but in any event no later than November 30, 1998, and has reported its results of operations and financial condition as a discontinued operation.

      Professional Services Group

      The operating loss of $1.4 million sustained during the three month period ended January 31, 1998 was $0.1 million higher than the comparable prior period. The results reflect higher gross margins of $0.1 million due to a $3.3 million increase in sales as a result of two new contracts received during the latter half of fiscal 1997 and lower gross margin rates of 0.2% due to higher than anticipated costs on several projects. The higher gross margins were partially offset by a $0.2 million increase in selling, general and administrative expenses and higher amortization of start-up costs.

      Metcalf & Eddy

      The $1.1 million operating loss sustained during the three month period ended January 31, 1998 was $0.8 million higher than that sustained during the comparable prior period. The change in results from the three month period ended January 31, 1997 reflects a modest 2.2% sales increase, a reduction of 8.8 percentage points in gross margin rates and a $2.9 million reduction in selling, general and administrative expenses. The lower gross margin rates were a result of pricing pressures and a business mix shift from self-performed work to subcontracted work, higher than anticipated costs on several projects and favorable pricing adjustments reflected in the prior period. The lower selling, general and administrative expenses were a result of reduced personnel costs and a prior year cancellation penalty for a high-cost leased facility.

      Corporate and Other

      The unallocated corporate costs for the three month period ended January 31, 1998 were $0.1 million less than the comparable prior period due to lower facility and insurance costs. Non-operating expenses increased by $0.9 million from the comparable prior period due to foreign currency transaction losses related to a Metcalf & Eddy project in Thailand, slightly higher interest rates and credit support fees, higher state and foreign taxes and a gain on PSG equipment sold in the prior period. Also reflected in the comparable prior period were operating losses of $2.7 million from the discontinued operations of Research-Cottrell which the Company has decided to divest and for which the estimated loss on disposal and losses through disposition were provided for during the fourth quarter of the prior fiscal year. Although management currently believes that such provisions for Research-Cottrell are still adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final sales prices and proceeds received from a sale of the Research-Cottrell operations, the timing of the anticipated sales transactions, actual results through disposition and final resolution of any retained liabilities. The Company is currently in negotiations with several interested parties and expects that most of the businesses operated through Research-Cottrell will be sold within the next several months.

FINANCIAL CONDITION

      During the three month period ended January 31, 1998, cash used by operating activities was $13.5 million after interest payments of $9.4 million. The $5.7 million increase in costs and estimated earnings in excess of billings and $7.4 million increase in payables were primarily related to PSG Puerto Rico's contract with PRASA under which certain receivables including unreimbursed costs paid on behalf of PRASA have not been collected ($43.0 million at January 31, 1998), and the payment of certain power costs to the Puerto Rico Electric Power Authority ("PREPA") ($37.5 million at January 31, 1998) has been delayed. On December 9, 1997 PREPA filed a complaint in civil court in Puerto Rico against PSG Puerto Rico seeking payment by PSG Puerto Rico of PRASA's power costs. To the Company's knowledge, process was never served in respect of such suit. PSG Puerto Rico paid approximately $9.1 million to PREPA on December 23, 1997, following receipt of such amount from PRASA as a partial payment against previously unreimbursed costs. On January 16, 1998, the complaint was withdrawn by PREPA without prejudice. Management believes that such receivables will be fully collected and will be used to pay the power costs due to PREPA. The $8.5 million reduction in accrued expenses was primarily related to the timing of certain payments including personnel related costs, interest and credit support fees. The cash requirements of the discontinued operations of Research-Cottrell were minimal during the period. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs. Management believes that adequate provisions have been made to the receivable balances reflected in the January 31, 1998 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

      Investment activities required $1.6 million of cash during the three month period ended January 31, 1998 including $0.2 million for Research-Cottrell's capital expenditures. Investments related to the start up of operations, maintenance and management of treatment facilities within the PSG segment were $1.4 million. Capital expenditures of $0.8 million were made in the PSG and Metcalf & Eddy segments primarily for computer and field equipment. Proceeds of $0.6 million from the sale of certain PSG equipment were also received during the period. As discussed more fully below, significant investments may be required in the near term due to current growth initiatives.

      Financing activities provided $10.9 million of cash during the three month period ended January 31, 1998 primarily due to additional borrowings under credit facilities of $11.3 million discussed more fully below.

      As of January 31, 1998, the Company had outstanding borrowings of $125 million under an unsecured term loan from CGE (the "CGE Note") and $60 million under a fully-utilized seven-year revolving credit facility with Anjou (the "Anjou Note"). Pursuant to the terms of the Recapitalization Agreement, the Company repaid the CGE Note and Anjou Note with a portion of the gross proceeds from the Rights Offering and terminated the related credit agreements.

      On September 24, 1997, the Company entered into the Recapitalization Agreement, dated as of September 24, 1997, as amended as of January 26, 1998 (the "Recapitalization Agreement"), with Compagnie Generale des Eaux, a French company and the Company's largest stockholder ("CGE"), and CGE's indirect wholly-owned subsidiary, Anjou International Company, a Delaware corporation ("Anjou"). On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, the Company exchanged (the "Exchange") the outstanding shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), held by CGE and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of its Class A Common Stock, par value $.001 per share (the "Class A Common Stock").

      On or about January 30, 1998, pursuant to the terms of the Recapitalization Agreement, the Company distributed a dividend to holders of record of its Class A Common Stock as of the close of business on January 29, 1998 of 120,000,000 transferable subscription rights which allowed Rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than CGE and Anjou) in the Rights Offering to receive transferable three-year warrants (the "Warrants") to purchase shares of Class A Common Stock (the "Rights Offering"). The terms of the Rights Offering are set forth in the Company's Prospectus dated January 30, 1998. The Rights Offering expired on March 4, 1998.

      The Company received gross proceeds of approximately $208 million from the Rights Offering. The Company used a portion of the gross proceeds from the Rights Offering to repay borrowings under the CGE Note and the Anjou Note. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, will be retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter).

      As a result of the consummation of the Exchange and the Rights Offering and the other transactions contemplated by the Recapitalization Agreement (collectively, the "Recapitalization"), the Company's annual interest expense is expected to be reduced by approximately $12.4 million and $3.3 million of annual dividends on the Series A Preferred Stock have been eliminated.

      The Company also maintains a $70 million three-year senior secured Bank Credit Facility, dated as of March 10, 1995, with the First National Bank of Chicago and Societe Generale, New York Branch ("Societe Generale"), co-agents for a syndicate which includes seven additional banks (the "Lending Banks"). As of January 31, 1998, the Company's borrowings under the Bank Credit Facility totaled $14.3 million and outstanding letters of credit under the Bank Credit Facility totaled $21.5 million (unused capacity of $34.2 million).

      As of December 12, 1997, the configuration and structure of the Bank Credit Facility was revised. As a result of this revision Societe Generale purchased and assumed from all of the other Lending Banks all of such banks' rights and obligations under the Bank Credit Facility, becoming the sole lending bank thereunder, and the Company and Societe Generale entered into an amendment (the "Amendment") to extend the Bank Credit Facility until December 11, 1998. The Bank Credit Facility had been scheduled to expire on March 31, 1998. The Amendment waives the Company's compliance with certain covenants and amends others. The prior amendments and waiver would have terminated on December 15, 1997 had the Bank Credit Facility not been amended. The Company intends to enter into discussions regarding the establishment of a new credit facility prior to the maturity of the Bank Credit Facility. CGE also has reaffirmed to Societe Generale the terms of CGE's existing credit support of the Company, including a commitment by CGE to maintain a minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility.

      The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $70.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.9% at January 31, 1998), or at a defined bank rate approximating prime (8.5% at January 31, 1998). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires CGE to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates CGE for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities.

      As of March 16, 1998, the Company had $22.7 million of outstanding letters of credit and no borrowings under the Bank Credit Facility. In addition to its $10.2 million of short-term investments and the $47.3 million of unused capacity under its Bank Credit Facility at March 16, 1998, the Company believes it can finance its ongoing operations in the near term (including additional working capital requirements if a growth in sales occurs, but excluding the significant investments discussed below) through improved working capital management by focusing on Metcalf & Eddy's past due receivables, planned divestitures related to the Research-Cottrell segment and reduction of financing costs through the strengthening of its current capital structure as a result of the Recapitalization. A significant amount of planned divestiture proceeds is expected to fund the related retained liabilities, however, the cash outlays may occur during different periods.

      The businesses of the Company have not historically required significant ongoing capital expenditures. For the years ended October 31, 1997, 1996 and 1995 total capital expenditures were $5.0 million, $6.3 million and $5.4 million, respectively. At January 31, 1998, the Company had no material outstanding purchase commitments for capital expenditures, however, following the Recapitalization, the Company anticipates it will require additional financial resources to develop and support PSG and Metcalf & Eddy, to undertake related long-term capital expenditures or other investments and to participate in the emerging privatization market in the wastewater management industry. CGE has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by CGE of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project finance activities of the Company on terms which are commercially reasonable. As a result, CGE and the Company and possibly others, investing either directly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments.

      The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. Anjou has entered into an agreement with United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from CGE or one of its affiliates.

      The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets' remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition or results of operations. At January 31, 1998, unamortized goodwill was $163.0 million.

YEAR 2000 ISSUE

      Based on a preliminary study by management, the Company expects to incur approximately $3 million during 1998 and 1999 to modify its information systems appropriately to accurately process information in the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to year 2000 compliance will not have a material impact on the Company's consolidated financial statements. The Company has not yet initiated formal communications with all of its significant suppliers and clients to determine the extent to which the Company may be vulnerable to such third parties' failure to remediate their own year 2000 issues.

FORWARD LOOKING STATEMENTS

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Included herein are certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its revised business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecasted, estimated or budgeted by the Company in such forward-looking statement:

      o     The Company's highly competitive marketplace.

      o Changes in as well as enforcement levels of federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's services.

      o     Adverse developments in the DOJ Investigation.

      o     Dependency on key projects, customers and contracts.

      o The ability to obtain new contracts (some of which are significant) from existing and new clients.

      o The ability of the Company to obtain new bid and performance bonds.

      o The execution of expected new projects and those projects in backlog within the most recent cost estimates.

      o Adverse resolution of litigation matters and existing claims arising in the ordinary course of business.

      o The ability of the Company to access capital (through an investment fund, off-balance sheet vehicle or otherwise) and to effect and finance future investments.

      o The ability of the Company to successfully implement its revised business strategy.

      o The ability of the Company to obtain any necessary waivers, extensions or renewals of the Bank Credit Facility.

      o The acceptance by the Company's current and prospective customers of the Company's financial position following the Recapitalization.

      o The effectiveness of the new business planning committee of the Board of Directors, established in connection with the Recapitalization, in identifying strategies aimed at increasing stockholder value.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.




                                  PART II

                             OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Exchange and Retirement of Series A Preferred Stock

      On January 28, 1998, all of the issued and outstanding shares of Series A Preferred Stock (all of which were held by CGE) were exchanged for 34,285,714 shares of Class A Common Stock. The Series A Preferred Stock reacquired by the Company in the Exchange has been retired and is not available for reissuance.

      Supplemental Indenture

      Concurrently with the Rights Offering, pursuant to the terms of the Recapitalization Agreement, the Company solicited the consent (the "Consent Solicitation") of the holders of at least a majority in principal amount (the "Requisite Consents") of the Company's 8% Convertible Subordinated Debentures due 2015 (the "Convertible Debentures") to amend a certain provision of the indenture (the "Indenture") governing the Convertible Debentures permitting the holders to require the Company to repurchase the Convertible Debentures if any person acquires beneficial ownership of 75% or more of the voting power of the Company (the "Change of Control Provision").

      On February 23, 1998, following the expiration of the Consent Solicitation and as a result of the receipt of the Requisite Consents, the Company and The Chase Manhattan Bank, as Trustee, executed the Supplemental Indenture which amended the Indenture to exempt acquisitions by CGE or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision.

      Charter Amendment

      On March 2, 1998, the Company filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the number of shares of Class A Common Stock that the Company is authorized to issue from 95,000,000 shares to 255,000,000 shares. The Charter Amendment became effective upon such filing Following the filing of the Charter Amendment, the Company is authorized to issue 260,000,000 shares of common stock, par value $.001 per share, of which 255,000,000 shares are shares of Class A Common Stock and 5,000,000 shares are shares of the Company's Class B Common Stock, par value $.001 per share (the "Class B Common Stock"). The terms of the Class B Common Stock and the Class A Common Stock are identical in all respects except that the Class B Common Stock is not entitled to vote.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company did not declare the quarterly dividends aggregating $1,650,000 due September 30, 1997 and December 31, 1997 on the Series A Preferred Stock, all of which was held by CGE, due to its concerns over liquidity and the adequacy of its surplus. On January 28, 1998, the Company effected the Exchange pursuant to which all of the issued and outstanding shares of Series A Preferred Stock (all of which was held by CGE) were exchanged for shares of Class A Common Stock. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Concurrently with the Rights Offering, pursuant to the terms of the Recapitalization Agreement, the Company conducted the Consent Solicitation to solicit the Requisite Consents of holders of its Convertible Debentures to implement certain amendments to the Indenture to limit the applicability of the Change of Control Provision. A Consent Solicitation Statement dated January 30, 1998 was mailed to registered holders of the Convertible Debentures as of the close of business on January 26, 1998.

      On February 23, 1998, the Consent Solicitation expired. As a result of the Consent Solicitation, the Company received the consent of $105,937,000 aggregate principal amount, representing approximately 92.1% of the outstanding principal amount, of the Convertible Debentures. On February 23, 1998, the Company and The Chase Manhattan Bank, as Trustee, executed the Supplemental Indenture, which amended the Indenture to exempt acquisitions by CGE or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision.

ITEM 5.  OTHER INFORMATION

      The Rights Offering expired on March 4, 1998. In the Rights Offering, 98,160,427 Rights were exercised to purchase 99,840,089 shares of Class A Common Stock, of which 1,679,662 shares were purchased pursuant to an oversubscription privilege. In accordance with the terms of the Recapitalization Agreement, CGE and Anjou each exercised its basic subscription privilege in full for an aggregate basic subscription of 86,682,816 shares of Class A Common Stock, and CGE subscribed for and purchased 19,031,470 additional shares of Class A Common Stock available as a result of unexercised Rights in the Rights Offering, for a total aggregate subscription of $185 million.

      In addition, 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued to subscribers (other than CGE and Anjou) in the Rights Offering. In accordance with the terms of the Rights Offering, neither CGE nor Anjou received any Warrants. On March 12, 1998, the Company was notified that the Warrants had been approved for listing on the American Stock Exchange, Inc. (the "AMEX"). The Warrants currently trade on the AMEX under the symbol "AWT.WS."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


 EXHIBIT
 NUMBER                 DESCRIPTION OF DOCUMENT                     LOCATION
 -------                -----------------------                     --------

3.01(a)    Certificate of Retirement of 51/2% Series A Convertible      *
           Exchangeable Preferred Stock Filed February 6, 1998

3.01(b)    Certificate of Amendment of the Restated Certificate of     (1)
           Incorporation of the Registrant filed March 2, 1998

4.01       Supplemental Indenture, dated as of February 23, 1998,       *
           between the Registrant and The Chase Manhattan Bank, as Trustee

11         Statement re: computation of per share earnings              *

27         Financial Data Schedule                                      *

--------------
(1) Incorporated herein by reference to Exhibit 3.01(e) to the Company's Form 8-A filed March 11, 1998.
(*)  Filed herewith.


(b)   Reports on Form 8-K

      During the quarter ended January 31, 1998, the Company filed the following reports on Form 8-K:

   DATE OF REPORT
  (DATE OF EARLIEST
   EVENT REPORTED)              ITEM REPORTED                DATE FILED
  -----------------             -------------                ----------
  October 31, 1997           Item 5--Other Events.        October 31, 1997

  December 2, 1997           Item 5--Other Events.        December 3, 1997

  December 12, 1997          Item 5--Other Events.        December 16, 1997





                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AIR & WATER TECHNOLOGIES CORPORATION


Date:  March 17, 1998                 By:  /S/ ALAIN BRUNAIS
                                          --------------------------------
                                          Alain Brunais
                                          Senior Vice President, Chief
                                          Financial Officer and Director
                                          (Principal Accounting Officer)
                                          (Principal Financial Officer)




                               EXHIBIT INDEX

 EXHIBIT
 NUMBER              DESCRIPTION OF DOCUMENT                        LOCATION
 -------             -----------------------                        --------
3.01(a)   Certificate of Retirement of 51/2% Series A Convertible       *
          Exchangeable Preferred Stock filed February 6, 1998

3.01(b)   Certificate of Amendment of the Restated Certificate of      (1)
          Incorporation of the Registrant filed March 2, 1998

4.01      Supplemental Indenture, dated as of February 23, 1998,        *
          between the Registrant and The Chase Manhattan Bank, as Trustee

11        Statement re: computation of per share earnings               *

27        Financial Data Schedule                                       *

------------------
(1) Incorporated herein by reference to Exhibit 3.01(e) to the Company's Form 8-A filed March 11, 1998.
(*)  Filed herewith.