Form 10-Q
period 1998-04-30
AIR & WATER TECHNOLOGIES CORP
filed 1998-06-15
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 1998

OR

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of shares outstanding of the registrant's Class A Common Stock, par value $.001 per share, was 185,176,527 as of June 12, 1998.




                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    AIR & WATER TECHNOLOGIES CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                 AS OF APRIL 30, 1998 AND OCTOBER 31, 1997
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              APRIL 30,   OCTOBER 31,
                                                                                 1998        1997
                                                                             ----------   -----------
                                                                             (UNAUDITED)

                                           ASSETS

Current Assets:
     Cash and cash equivalents............................................     $   22,185   $   12,089
     Accounts receivable, less allowance for doubtful accounts............         69,832       76,681
     Costs and estimated earnings in excess of billings on
       uncompleted contracts..............................................         36,459       33,557
     Inventories..........................................................          1,791        1,893
     Prepaid expenses and other current assets............................          8,351        4,460
     Net current assets of discontinued operations........................          4,032           --
                                                                            -------------   ----------
         Total current assets.............................................        142,650      128,680
Property, plant and equipment, net........................................         11,034       13,388
Investments in environmental treatment facilities.........................         21,533       21,817
Goodwill, net.............................................................        161,766      164,337
Other assets..............................................................         29,030       30,391
Net non-current assets of discontinued operations.........................         18,145       24,452
                                                                            -------------   ----------
         Total assets.....................................................      $ 384,158    $ 383,065
                                                                            =============   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current installments of long-term debt...............................   $        411    $     398
     Accounts payable.....................................................         97,645       80,007
     Accrued expenses.....................................................         83,133       86,681
     Billings in excess of costs and estimated earnings on
       uncompleted contracts..............................................         14,719       15,320
     Income taxes payable.................................................          1,601        1,485
     Net current liabilities of discontinued operations...................             --          591
                                                                            -------------   ----------
         Total current liabilities........................................        197,509      184,482
                                                                            -------------   ----------

Long-term debt............................................................        119,686      307,845
                                                                            -------------   ----------

Commitments and contingencies (Note 6)                                              --            --

Stockholders' equity (deficit):
     Preferred stock, par value $.01,authorized 2,500,000
         shares; issued none as of April 30, 1998;
         issued 1,200,000 shares, liquidation value $60,000,
         as of October 31, 1997...........................................          --              12
     Common stock, par value $.001, authorized 260,000,000
         shares; issued 185,266,429 shares as of April 30,
         1998; issued 32,109,156 shares as of October 31, 1997 ...........            185           32
     Additional paid-in capital...........................................        631,603      427,036
     Accumulated deficit..................................................      (564,748)    (535,214)
     Common stock in treasury, at cost....................................          (108)        (108)
     Cumulative currency translation adjustment...........................             31      (1,020)
                                                                            -------------   ----------
              Total stockholders' equity (deficit)........................         66,963    (109,262)
                                                                            -------------   ----------

              Total liabilities and stockholders' equity (deficit)........      $ 384,158    $ 383,065
                                                                            =============   ==========

        The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                    AIR & WATER TECHNOLOGIES CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS
                     ENDED APRIL 30, 1998 AND 1997 (IN
                     THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               APRIL 30                      APRIL 30
                                                               --------                      --------
                                                           1998          1997           1998           1997
                                                           ----          ----           ----           ----

Sales  . . . . . . . . . . . . . . . . . . . .       $  111,802    $  108,631     $  222,076     $  215,268
Cost of sales  . . . . . . . . . . . . . . . .           98,750       101,109        195,523        190,576
                                                     ----------    ----------     ----------     ----------
     Gross margin . . . . . . . . . . . . . . .          13,052         7,522         26,553         24,692

Selling, general and administrative expenses .           16,880        29,467         31,132         46,589
Depreciation and amortization . . . . . . . . .           3,886         5,428          7,882          9,314
                                                      ----------    ----------     ----------     ----------
     Operating loss from continuing
     operations . . . . . . . . . . . . . . . .         (7,714)      (27,373)        (12,461)       (31,211)

Interest expense, net  . . . . . . . . . . . .          (3,708)       (5,893)         (9,730)       (11,776)
Other income (expense), net  . . . . . . . . .            (165)           55           (824)              2
                                                      ----------    ----------     ----------     ----------
     Loss from continuing operations before
     income taxes  . . . . . . . . . . . . . .         (11,587)      (33,211)       (23,015)       (42,985)

Income tax expense . . . . . . . . . . . . . .            (269)          (93)          (514)          (111)
                                                      ----------    ----------     ----------     ----------
     Loss from continuing operations . . . . .         (11,856)      (33,304)       (23,529)       (43,096)

Discontinued operations:
     Loss from discontinued segment . . . . . .         (6,000)      (30,682)        (6,000)       (33,420)
                                                      ----------    ----------     ----------     ----------
     Net loss . . . . . . . . . . . . . . . . .        (17,856)      (63,986)       (29,529)       (76,516)

Preferred stock dividend . . . . . . . . . . .             ---          (825)           ---         (1,650)
                                                      ----------    ----------     ----------     ----------
     Net loss applicable to common
     stockholders  . . . . . . . . . . . . . .      $  (17,856)   $  (64,811)    $  (29,529)    $  (78,166)
                                                     ===========    ===========    ==========    ===========

Basic and diluted loss per common share
  (after preferred stock dividend):
     Continuing operations . . . . . . . . . .      $     (.09)   $    (1.07)    $     (.27)    $   (1.40)

     Discontinued operations  . . . . . . . . .
                                                          (.04)         (.95)          (.07)        (1.04)
                                                      ----------    ----------     ----------     ----------
     Net loss  . . . . . . . . . . . . . . . .        $   (.13)   $    (2.02)    $     (.34)    $   (2.44)
                                                      =========     ==========    ===========    ===========
     Weighted average number of shares
      outstanding . . . . . . . . . . . . . . .        140,490        32,019         87,753         32,019
                                                      =========     ==========    ===========    ===========

        The accompanying notes to consolidated financial statements are an integral part of these financial statements



                    AIR & WATER TECHNOLOGIES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                 APRIL 30,
                                                                                              ----------------
                                                                                               1998       1997
                                                                                              ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................................................    $(29,529)  $ (76,516)
   Adjustments to reconcile net loss to net cash used for continuing operations--
     Discontinued operations.............................................................       6,000     33,420
     Depreciation and amortization.......................................................       7,882      9,314
     Other...............................................................................         380      2,156
     Changes in assets and liabilities, excluding effects of divestitures--
     (Increase) decrease in assets--
     Accounts receivable.................................................................       6,761        210
     Costs and estimated earnings in excess of billings on uncompleted contracts.........     (2,902)      8,827
     Inventories.........................................................................         102      (805)
     Prepaid expenses and other current assets...........................................     (3,785)      (257)
     Other assets........................................................................         107      6,068
     Increase (decrease) in liabilities--
     Accounts payable....................................................................      17,670      4,586
     Accrued expenses....................................................................     (3,526)      6,384
     Billings in excess of costs and estimated earnings on uncompleted contracts.........       (601)          4
     Income taxes........................................................................        177         527
                                                                                            --------    --------
       Net cash used for continuing operations...........................................     (1,264)     (6,082)

       Net cash provided by (used for) discontinued operations...........................     (4,101)      6,559

       Net cash provided by (used for) operating activities.............................      (5,365)        477

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment.......................................................        668         --
   Capital expenditures..................................................................     (1,383)     (3,183)
   Investment in environmental treatment facilities......................................        139         234
   Start up costs and other..............................................................     (2,476)     (3,277)
   Discontinued operations...............................................................       (265)       (683)
                                                                                            --------    --------

       Net cash used for investing activities............................................     (3,317)     (6,599)
                                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock................................................    208,025         --
   Payments of notes payable and long-term debt .........................................   (125,146)       (133)
   Net borrowings (repayments) under credit facilities...................................    (63,000)      8,700
   Cash dividends paid on preferred stock................................................         --      (1,650)
   Other.................................................................................     (2,179)       (206)
   Discontinued operations..............................................................       1,078         580
                                                                                            --------    --------
       Net cash provided by financing activities.........................................     18,778       7,291
                                                                                            --------    --------
       Net increase in cash and cash equivalents.........................................     10,096       1,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................................     12,089      12,667
                                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................................................   $ 22,185   $  13,836
                                                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest..............................................................   $ 10,969   $  11,389
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

         Loss per share

         The Company's loss per share for the three and six month periods ended April 30, 1998 and 1997 has been calculated in accordance with the new Financial Accounting Standard No. 128 "Earnings Per Share". This statement requires that the Company report "basic" and "diluted" earnings per share instead of "primary" and "fully diluted" earnings per share previously as reported. The key difference is that "basic" earnings per share does not adjust for common stock equivalents. The adoption of this statement had no effect on the Company's per share data. The numerator and denominator for basic and diluted per share data are the same due to the antidilutive effects of the Company's common stock equivalents and convertible securities.

(3)      RECAPITALIZATION

         Exchange

         On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, dated as of September 24, 1997, as amended as of January 26, 1998 (the "Recapitalization Agreement"), among the Company, Vivendi (formerly named Compagnie Generale des Eaux, a French company and the Company's largest stockholder), and Vivendi's indirectly wholly-owned subsidiary, Anjou International Company, a Delaware corporation ("Anjou"), the Company exchanged (the "Exchange") the outstanding 1,200,000 shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), held by Vivendi and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of its Class A Common Stock, par value $.001 per share (the "Class A Common Stock"). The Series A Preferred Stock reacquired by the Company in the Exchange has been retired and is not available for reissuance. Immediately following the Exchange, Vivendi beneficially owned in the aggregate approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company.

         The Company did not declare the September 30, 1997 and December 31, 1997 quarterly dividends aggregating $1,650,000 on the Series A Preferred Stock, all of which was held by Vivendi, due to its concerns over liquidity and the adequacy of its surplus. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

         Rights Offering

         On January 26, 1998, the Board of Directors of the Company declared a dividend to holders of record of its Class A Common Stock as of the close of business on January 29, 1998 of 120,000,000 transferable subscription rights (the "Rights") which allowed Rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than Vivendi and Anjou) in the Rights Offering to receive transferable three-year warrants (the "Warrants") to purchase shares of Class A Common Stock (the "Rights Offering"). The terms of the Rights Offering are set forth in the Company's Prospectus dated January 30, 1998.

         The Rights Offering expired on March 4, 1998. In the Rights Offering, 98,160,427 Rights were exercised to purchase 99,840,089 shares of Class A Common Stock, of which 1,679,662 shares were purchased pursuant to an oversubscription privilege. In accordance with the terms of the Recapitalization Agreement, Vivendi and Anjou each exercised its basic subscription privilege in full for an aggregate basic subscription of 86,682,816 shares of Class A Common Stock, and Vivendi subscribed for and purchased 19,031,470 additional shares of Class A Common Stock available as a result of unexercised Rights in the Rights Offering, for a total aggregate subscription of $185 million.

          In addition, 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued to subscribers (other than Vivendi and Anjou) in the Rights Offering. In accordance with the terms of the Rights Offering, neither Vivendi nor Anjou received any Warrants. On March 12, 1998, the Company was notified that the Warrants had been approved for listing on the American Stock Exchange, Inc. (the "AMEX"). The Warrants currently trade on the AMEX under the symbol "AWT.WS."

         The Company received gross proceeds of approximately $208 million from the Rights Offering, including approximately $23 million of publicly raised proceeds. The Company used a portion of the gross proceeds from the Rights Offering to repay a $125 million unsecured term loan from Vivendi and borrowings under a $60 million credit facility with Anjou. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, will be retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter) and fees related to the Recapitalization. See Note 5--Financing Arrangements.

         Following the Rights Offering, Vivendi beneficially owns an aggregate of 153,609,975 shares of Class A Common Stock, representing approximately 83.0% of the issued and outstanding Class A Common Stock. The pro forma loss per share from continuing operations for the six months ended April 30, 1998 and 1997 was $.10 and $.20 per share, respectively, after giving effect to the aforementioned issuance of shares of Class A Common Stock in the Exchange and the Rights Offering and repayment of debt, as if such events had occurred as of the beginning of such periods.

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

         On February 23, 1998, the Consent Solicitation expired. In the Consent Solicitation, the Company received the consent of $105,937,000 aggregate principal amount of the outstanding Convertible Debentures, representing approximately 92.1% of the outstanding principal amount of the Convertible Debentures, to amend the Change of Control Provision. On February 23, 1998, the Company and The Chase Manhattan Bank, as Trustee, executed a Supplemental Indenture (the "Supplemental Indenture"), which amended the Indenture to exempt acquisitions by Vivendi or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision. Following the execution of the Supplemental Indenture and pursuant to the terms of the Consent Solicitation, the Company made an aggregate payment of approximately $477,000 to holders of Convertible Debentures who provided their consents.

         Charter Amendment

         In connection with the Rights Offering, on January 26, 1998, the Board of Directors of the Company adopted a resolution setting forth proposed amendments to the Restated Certificate of Incorporation of the Company (the "Charter Amendment"). On February 6, 1998, Vivendi and Anjou, beneficial owners of an aggregate of approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company provided their written consent to the Charter Amendment. The consent of Vivendi and Anjou was sufficient to adopt the Charter Amendment without any further vote of the Company's stockholders. On March 2, 1998, the Company filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the number of shares of Class A Common Stock that the Company is authorized to issue from 95,000,000 shares to 255,000,000 shares. The Charter Amendment became effective upon such filing.

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

         On June 6, 1998, the Company entered into an agreement with Hamon & Cie, pursuant to which Hamon will acquire certain assets and assume certain liabilities related to the air pollution control operations of Research-Cottrell, Thermal Transfer Corporation and Custodis-Cottrell, including the stock of certain related European subsidiaries. The transaction, which is subject to regulatory approvals and the receipt of certain consents, is expected to close by July 31, 1998. The purchase price is expected to be in cash and notes and is subject to certain adjustments including adjustments related to cash flows from May 1, 1998 through closing. The Company will continue to pursue negotiations with other parties regarding the divestiture of its three remaining air pollution control businesses (Flex-Kleen, REECO and KVB) in order to fully implement the decision to exit this business segment.

         In connection with the above, the Company has revised its estimated loss on disposal and has provided an additional $6.0 million loss during the current quarter. Although management currently believes that such provision for Research-Cottrell is adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final sales prices and proceeds received from a complete sale of the Research-Cottrell operations, the timing of the anticipated sales transactions, actual results through disposition and final resolution of any retained liabilities.

(5)   FINANCING ARRANGEMENTS

         The Company maintains a $70.0 million secured bank credit facility (the "Bank Credit Facility") which expires December 11,1998. As of April 30, 1998, the Company had $22.6 million of outstanding letters of credit and no borrowings under the Bank Credit Facility (unused capacity of $47.4 million).

         As of October 31, 1997, the Company had outstanding borrowings of $125 million under an unsecured term loan from Vivendi (the "Vivendi Note") and $60 million under a fully-utilized seven-year revolving credit facility with Anjou (the "Anjou Note"). Pursuant to the terms of the Recapitalization Agreement, the Company repaid the Vivendi Note and Anjou Note with a portion of the gross proceeds from the Rights Offering and terminated the related credit agreements. For a discussion of the Rights Offering, see Note 3--Recapitalization--Rights Offering.

(6)   COMMITMENTS AND CONTINGENCIES

         DOJ Investigation

         In connection with a broad investigation by the U.S. Department of Justice (the "DOJ") into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, Professional Services Group ("PSG"), received a federal grand jury subpoena on May 31, 1996 requesting documents regarding certain PSG consultants and representatives that had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system (the "DOJ Investigation"). PSG has cooperated and continues to cooperate with the DOJ which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's then Chief Executive Officer on administrative leave of absence with pay. The PSG Chief Executive Officer, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the DOJ and continues to cooperate fully with its investigation. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or asset claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

         Bremerton Litigation

         The City of Bremerton, Washington brought a contribution and contract action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit have been resolved. All claims by and between M&E Services and the City in the second homeowners' suit were expressly reserved.

         At trial which commenced on March 2, 1998, the City sought to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. The damages claimed exceeded $14 million. On April 22, 1998, the jury returned a verdict against M&E Services and in favor of the City in the net amount of approximately $0.6 million. The City filed a post-trial motion asking the trial court to enter judgment against M&E Services in the amount of $8.1 million notwithstanding the jury's verdict. On June 5, 1998, the trial court denied the City's request to increase the amount of the jury's award in its favor, but granted the City's motion to reduce the amount awarded on M&E Services' counterclaim for unpaid invoices. Accordingly, the net judgment against M&E Services and in favor of the City is approximately $0.75 million. On June 11, 1998, the City filed a motion for a new trial. No assurances can be given that, in the event of a new trial, an adverse judgment would not have a material adverse effect on the financial position or results of M&E Services or the Company taken as a whole. In the event a new trial is not granted, further proceedings in the litigation, including possible appeals, could increase or decrease the judgment by $2 million or more.

         R-C Belgium Litigation

         On October 14, 1997, Research-Cottrell, Inc. and its subsidiary, Research-Cottrell Belgium, S.A. ("R-C Belgium"), were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is R-C Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from R-C Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the R-C Belgium equipment, but also lost profits, damages to business reputation, theft of employees (R-C Belgium hired two former Seghers' employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to R-C Belgium due to alleged unfair pricing practices by R-C Belgium and other miscellaneous interest charges and costs. The case involves complex technical and legal issues and is in its earliest stages. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has meritorious counterclaims based upon Seghers breaches of contract and poor performance.

         Other Matters

         The Company and its subsidiaries are parties to various other legal actions, government audits and investigations arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such actions, audits and investigations, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company taken as a whole.

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

         The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. The Company is required to indemnify surety companies providing bid and performance bonds for any payments the sureties are required to make under the bonds. The Company has never forfeited a bid or a performance bond and no project sponsor has ever called and drawn a bond issued in support of the Company's contract obligations. Anjou has entered into an agreement with United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement, dated October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from Vivendi or one of its affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company operates principally in two segments: Professional Services Group ("PSG") which is focused on the operation of water and wastewater treatment facilities and Metcalf & Eddy which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as air pollution control equipment. See "Financial Condition".

         DEPENDENCE ON KEY PROJECTS AND GOVERNMENT CONTRACTS

         In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

         Approximately 85% of the Company's sales during the three month period ended April 30, 1998 were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

         During the six month period ended April 30, 1998, the contract of PSG's wholly owned subsidiary, PS Group of Puerto Rico, Inc. ("PSG Puerto Rico"), with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") accounted for 37% of PSG's total sales and 22% of the Company's total sales. Operations were initiated under the contract on September 1, 1995. The contract has a five-year term but PRASA may cancel the contract for any reason on August 31, 1998. Pursuant to the contract, PSG Puerto Rico manages 69 wastewater plants, 152 water treatment plants and related collection and distribution systems and pumping stations in Puerto Rico. The contract's profitability is contingent upon achieving certain contract incentives. In addition, at April 30, 1998, PSG Puerto Rico had receivables of $38.0 million due from PRASA for certain reimbursable costs. See "Financial Condition". PSG Puerto Rico is in the process of negotiations with PRASA regarding a replacement contract for the existing five-year contract. Management currently expects that the contract with PRASA will not be canceled by PRASA in August 1998, but will remain in effect through its original five-year term ending August 2000 or be amended or replaced with a new contract. Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expires in June 1998.

         Summarized below is certain financial data including information relating to the Company's Business segments (in thousands).



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           APRIL 30                      APRIL 30
                                                           --------                      --------
                                                      1998           1997          1998           1997
                                                      ----           ----          ----           ----

Sales:
       Professional Services Group . . . . . .      $    67,415   $    67,139     $  133,284     $  129,727
       Metcalf & Eddy . . . . . . . . . . . . .          45,468        41,908         91,021         86,499
       Other and eliminations  . . . . . . . .           (1,081)         (416)        (2,229)          (958)
                                                    -----------   -----------     ----------     ----------
                                                    $  111,802    $   108,631     $  222,076     $  215,268
                                                     ==========    ==========     ==========     ==========

Cost of Sales:
       Professional Services Group . . . . . .      $    63,256   $    62,830     $  124,410     $  120,789
       Metcalf & Eddy  . . . . . . . . . . . .           36,575        38,695         73,342         70,745
       Other and eliminations . . . . . . . . .          (1,081)         (416)        (2,229)          (958)
                                                    -----------   -----------     ----------     ----------
                                                    $    98,750   $   101,109     $  195,523     $  190,576
                                                    ===========    ==========     ==========     ==========

Selling, General and Administrative Expenses:
       Professional Services Group  . . . . . .    $      4,941   $     9,307     $    8,917     $   13,128
       Metcalf & Eddy. . . . . . . . . . . . .            9,425        18,074         17,525         29,126
       Corporate (unallocated) . . . . . . . .            2,514         2,086          4,690          4,335
                                                   ------------   -----------     ----------     ----------
                                                   $     16,880    $   29,467     $   31,132     $   46,589
                                                    ===========    ==========     ==========     ==========

Depreciation and Amortization:
       Professional Services Group  . . . . . .    $     2,021    $     2,047    $     4,139    $     4,093
       Metcalf & Eddy  . . . . . . . . . . . .           1,734          3,251          3,485          4,963
       Corporate (unallocated) . . . . . . . .             131            130            258            258
                                                   -----------    -----------    -----------    -----------
                                                   $     3,886    $     5,428    $     7,882    $     9,314
                                                   ============   ===========    ===========    ===========

Operating Loss:
       Professional Services Group  . . . . . .     $   (2,803)   $   (7,045)    $    (4,182)   $    (8,283)
       Metcalf & Eddy  . . . . . . . . . . . .          (2,266)      (18,112)         (3,331)       (18,335)
       Corporate (unallocated)  . . . . . . . .         (2,645)       (2,216)         (4,948)        (4,593)
                                                   -----------    -----------    -----------    -----------
                                                    $   (7,714)   $  (27,373)    $   (12,461)   $   (31,211)
                                                    ===========   ===========    ===========    ===========

Interest expense, net  . . . . . . . . . . . .      $   (3,708)   $   (5,893)   $    (9,730)    $  (11,776)
Other income (expense), net . . . . . . . . . .           (165)           55           (824)             2
Income tax expense  . . . . . . . . . . . . . .           (269)          (93)          (514)          (111)
                                                    -----------   ----------     -----------    -----------
Loss from continuing operations  . . . . . . .         (11,856)      (33,304)       (23,529)       (43,096)
Loss from discontinued operations . . . . . . .         (6,000)      (30,682)        (6,000)       (33,420)
                                                    -----------   ----------     -----------    -----------
Net loss  . . . . . . . . . . . . . . . . . . .      $ (17,856)   $  (63,986)    $  (29,529)    $  (76,516)
                                                    ===========   ===========    ===========    ===========


THREE AND SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED APRIL 30, 1997

          Overview

          The operating loss during the three and six month periods ended April 30, 1998 decreased by $19.7 million and $18.8 million from the comparable prior periods due to $28.7 million of provisions and asset write-offs reflected in the prior periods. Excluding the effect of these charges, the operating loss during the three and six month periods ended April 30, 1998 increased by $7.3 million and $9.9 million from the comparable prior periods due to lower gross margins resulting from higher than anticipated costs on several projects in both segments, pricing pressures and an unfavorable business mix shift from self-performed work to sub-contracted work at Metcalf & Eddy. Sales increased modestly by $3.2 and $6.8 million (approximately 3%) from the comparable prior periods, with increases for both PSG and Metcalf & Eddy. On December 2, 1997, as part of the implementation of its revised business strategy, the Company announced that it will divest its Research-Cottrell business segment which provides air pollution control technologies and services. The Company believes that most of these businesses will be sold within the next several months, but in any event no later than November 30, 1998, and has reported its results of operations and financial condition as a discontinued operation.

         Professional Services Group

         Sales during the three and six month periods ended April 30, 1998, increased by $.3 million and $3.6 million (.4% and 2.7%, respectively) from the comparable prior periods primarily due to sales from two new contracts which were received during the latter half of fiscal 1997. Gross margin rates decreased slightly by .2% in both periods due to higher direct project costs required for initial first year contracts partially off-set by lower cost requirements under the PRASA contract. The decrease in selling, general and administrative expenses of $4.4 million and $4.2 million during the aforementioned periods was due to higher operating charges and asset write-offs reflected in the comparable prior periods which were related to marketing consultants, the DOJ investigation and certain litigation matters and revised collectibility estimates for certain non-current note receivables.

         Metcalf & Eddy

         Sales during the three and six month periods ended April 30, 1998 increased by $3.6 million and $4.5 million (8.5% and 5.2%) from the comparable prior periods, due to increases in the water/wastewater markets partially off-set by the decline in hazardous waste sales. Gross margins increased by $5.7 million and $1.9 million during the aforementioned periods which reflected an increase in gross margin rates of 11.9% and 1.2%. The comparable prior periods included certain operating charges and asset write-offs of $19.4 million related to the increase in reserves for the collectibility of certain receivables, litigation, professional liability and certain project contingencies; equipment write-offs; a lease cancellation penalty and other direct and indirect costs. The prior period's cost of sales, selling general and administrative expenses and depreciation and amortization include $8.0 million, $10.1 million and $1.3 million of these charges, all of which with the exception of a first quarter $1.7 million lease cancellation penalty were reflected during fiscal 1997's second quarter. Excluding the impact of the aforementioned charges reflected in cost of sales during the prior periods, the gross margin rates decreased by 7.2% and 8.1% as a result of pricing pressures and a business mix shift from self-performed work to subcontract work, higher than anticipated costs on several projects and favorable pricing adjustments reflected in the prior period. Excluding the impact of the aforementioned charges reflected in the prior period, selling, general and administrative expenses decreased by $.3 million and $1.5 million during the three and six month periods ended April 30, 1998 due to lower bid and proposal and other related selling costs. The decrease in depreciation and amortization resulted from the impact of the aforementioned charges reflected in the prior period.

         Corporate and Other

         The unallocated corporate costs for the three and six month periods ended April 30, 1998 were $.4 million higher than the comparable prior periods due to costs in connection with the anticipated corporate office relocation to Wakefield, Massachusetts. The repayment of the borrowings from Vivendi and Anjou and to a lessor extent the Bank Credit Facility with proceeds from the Rights Offering resulted in a $2.2 million and $2.0 million reduction in interest expense during the three and six month periods ended April 30, 1998 from the prior comparable periods. Increases in other non-operating expenses of $.2 million and $.8 million were due to foreign currency transaction losses related to a Metcalf & Eddy project in Thailand, bond support fees and a gain on PSG equipment sold in the prior period.

         Research-Cottrell

         Also reflected in the comparable prior period were significant operating losses from the discontinued operations of Research-Cottrell which the Company has decided to divest and for which the estimated loss on disposal and losses through disposition were provided for during the fourth quarter of the prior fiscal year.

         On June 6, 1998, the Company entered into an agreement with Hamon & Cie, pursuant to which Hamon will acquire certain assets and assume certain liabilities related to the air pollution control operations of Research-Cottrell, Thermal Transfer Corporation and Custodis-Cottrell, including the stock of certain related European subsidiaries. The transaction, which is subject to regulatory approvals and the receipt of certain consents, is expected to close by July 31, 1998. The purchase price is expected to be in the form of cash and notes, and is subject to certain adjustments including adjustments related to cash flows from May 1, 1998 through closing. The Company will continue to pursue negotiations with other parties regarding the divestiture of its three remaining air pollution control businesses (Flex-Kleen, REECO and KVB) in order to fully implement the decision to exit this business segment.

         In connection with the above, the Company has revised its estimated loss on disposal and has provided an additional $6.0 million loss during the current quarter. Although management currently believes that such provision for Research-Cottrell is adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final sales prices and proceeds received from a complete sale of the Research-Cottrell operations, the timing of the anticipated sales transactions, actual results through disposition and final resolution of any retained liabilities.

FINANCIAL CONDITION

         During the six month period ended April 30, 1998, operating activities used $5.4 million of cash after interest payments of $11.0 million. The $17.7 million increase in payables were primarily related to delays in the payment of certain power costs to the Puerto Rico Electric Power Authority ("PREPA") ($44.6 million at April 30, 1998). The delay in these payments is associated with PSG Puerto Rico's contract with PRASA under which certain receivables including unreimbursed costs paid on behalf of PRASA have not been collected ($38.0 million at April 30, 1998). On December 9, 1997 PREPA filed a complaint in civil court in Puerto Rico against PSG Puerto Rico seeking payment by PSG Puerto Rico of PRASA's power costs. To the Company's knowledge, process was never served in respect of such suit. On January 16, 1998, the complaint was withdrawn by PREPA without prejudice. Management believes that the receivables will be fully collected and will be used to pay the power costs due to PREPA. The cash requirements of the discontinued operations were $4.1 million due to payment of certain Research-Cottrell liabilities during the period. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes, government audits as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs. Management believes that adequate provisions have been made to the receivable balances reflected in the April 30, 1998 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

         Investment activities required $3.3 million of cash during the six month period ended April 30, 1998. Investments related to the start up of operations, maintenance and management of treatment facilities within the PSG segment were $2.5 million. Capital expenditures of $1.4 million were made in the PSG and Metcalf & Eddy segments primarily for computer and field equipment. Proceeds of $0.7 million from the sale of certain PSG equipment were also received during the period. As discussed more fully below, significant investments may be required in the near term due to current growth initiatives.

         The businesses of the Company have not historically required significant ongoing capital expenditures. For the years ended October 31, 1997, 1996 and 1995 total capital expenditures were $5.0 million, $6.3 million and $5.4 million, respectively. At April 30, 1998, the Company had no material outstanding purchase commitments for capital expenditures, however, the Company anticipates it will require additional financial resources to develop and support PSG and Metcalf & Eddy, to undertake related long-term capital expenditures or other investments and to participate in the emerging privatization market in the wastewater management industry. Vivendi has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by Vivendi of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project finance activities of the Company on terms which are commercially reasonable. As a result, Vivendi and the Company and possibly others, investing either directly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments.

         Financing activities provided $18.8 million of cash during the six month period ended April 30, 1998 primarily due to the effects of the Rights Offering discussed more fully below.

         The Company entered into the Recapitalization Agreement, dated as of September 24, 1997, amended as of January 26, 1998 (the "Recapitalization Agreement"), with Vivendi, and Vivendi's indirect wholly-owned subsidiary, Anjou International Company, a Delaware corporation ("Anjou"). On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, the Company exchanged (the "Exchange") the outstanding shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), held by Vivendi and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of its Class A Common Stock, par value $.001 per share (the "Class A Common Stock").

         On or about January 30, 1998, pursuant to the terms of the Recapitalization Agreement, the Company distributed a dividend to holders of record of its Class A Common Stock as of the close of business on January 29, 1998 of 120,000,000 transferable subscription rights which allowed Rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than Vivendi and Anjou) in the Rights Offering to receive transferable three-year warrants (the "Warrants") to purchase shares of Class A Common Stock (the "Rights Offering"). The terms of the Rights Offering are set forth in the Company's Prospectus dated January 30, 1998. The Rights Offering expired on March 4, 1998.

         The Company received gross proceeds of approximately $208 million from the Rights Offering. The Company used a portion of the gross proceeds from the Rights Offering to repay borrowings under the $125 million Vivendi Note and the $60 million Anjou Note after which the related credit agreements were terminated. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, were retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter). As a result of the consummation of the Exchange and the Rights Offering and the other transactions contemplated by the Recapitalization Agreement (collectively, the "Recapitalization"), the Company's annual interest expense is expected to be reduced by approximately $12.4 million and $3.3 million of annual dividends on the Series A Preferred Stock have been eliminated.

         The Company maintains a $70 million senior secured Bank Credit Facility, dated as of March 10, 1995 which expires December 11, 1998, with Societe Generale, New York Branch ("Societe Generale"). As of April 30, 1998, the Company had $22.6 million of outstanding letters of credit and no borrowings under the Bank Credit Facility (unused capacity of $47.4 million). The Company intends to enter into discussions regarding the establishment of a new credit facility prior to the maturity of the Bank Credit Facility. Vivendi also has reaffirmed to Societe Generale the terms of Vivendi's existing credit support of the Company, including a commitment by Vivendi to maintain a minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility. In addition, Vivendi has a right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities.

         The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $70.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.9% at April 30, 1998), or at a defined bank rate approximating prime (8.5% at April 30, 1998). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt.

         As of June 11, 1998, the Company had $23.2 million of outstanding letters of credit and no borrowings under the Bank Credit Facility. In addition to its $5.6 million of short-term investments and the $46.8 million of unused capacity under its Bank Credit Facility at June 11, 1998, the Company believes it can finance its ongoing operations in the near term (including additional working capital requirements if a growth in sales occurs, but excluding the significant investments discussed below) through improved working capital management by focusing on Metcalf & Eddy's past due receivables, planned divestitures related to the Research-Cottrell segment and reduction of financing costs through the strengthening of its current capital structure as a result of the Recapitalization. A significant amount of planned divestiture proceeds is expected to fund the related retained liabilities, however, the cash outlays may occur during different periods.

         The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. Anjou has entered into an agreement with United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") regarding an arrangement pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. Such guarantees would cover, in each instance, 30% of the aggregate amount of the bonds executed, procured or provided on behalf of the Company or its subsidiaries on or after October 1, 1997 and certain penalty amounts, up to $45 million. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from Vivendi or one of its affiliates.

         The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition or results of operations. At April 30, 1998, unamortized goodwill was $161.8 million.

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


FORWARD LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Included herein are certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its revised business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecasted, estimated or budgeted by the Company in such forward-looking statements:

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                                  PART II

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, the City of Bremerton, Washington brought a contribution and contract action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit have been resolved. All claims by and between M&E Services and the City in the second homeowners' suit were expressly reserved.

         At trial which commenced on March 2, 1998, the City sought to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. The damages claimed exceeded $14 million. On April 22, 1998, the jury returned a verdict against M&E Services and in favor of the City in the net amount of approximately $0.6 million. The City filed a post-trial motion asking the trial court to enter judgment against M&E Services in the amount of $8.1 million notwithstanding the jury's verdict. On June 5, 1998, the trial court denied the City's request to increase the amount of the jury's award in its favor, but granted the City's motion to reduce the amount awarded on M&E Services' counterclaim for unpaid invoices. Accordingly, the net judgment against M&E Services and in favor of the City is approximately $0.75 million. On June 11, 1998, the City filed a motion for a new trial. No assurances can be given that, in the event of a new trial, an adverse judgment would not have a material adverse effect on the financial position or results of M&E Services or the Company taken as a whole. In the event a new trial is not granted, further proceedings in the litigation, including possible appeals, could increase or decrease the judgment by $2 million or more.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Exchange and Retirement of Series A Preferred Stock

         On January 28, 1998, all of the issued and outstanding shares of Series A Preferred Stock (all of which were held by Vivendi) were exchanged for 34,285,714 shares of Class A Common Stock. The Series A Preferred Stock reacquired by the Company in the Exchange has been retired and is not available for reissuance.

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

         On February 23, 1998, following the expiration of the Consent Solicitation and as a result of the receipt of the Requisite Consents, the Company and The Chase Manhattan Bank, as Trustee, executed the Supplemental Indenture which amended the Indenture to exempt acquisitions by Vivendi or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company did not declare the quarterly dividends aggregating $1,650,000 due September 30, 1997 and December 31, 1997 on the Series A Preferred Stock, all of which was held by Vivendi, due to its concerns over liquidity and the adequacy of its surplus. On January 28, 1998, the Company effected the Exchange pursuant to which all of the issued and outstanding shares of Series A Preferred Stock (all of which was held by Vivendi) were exchanged for shares of Class A Common Stock. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange.

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

         On February 23, 1998, the Consent Solicitation expired. As a result of the Consent Solicitation, the Company received the consent of $105,937,000 aggregate principal amount, representing approximately 92.1% of the outstanding principal amount, of the Convertible Debentures. On February 23, 1998, the Company and The Chase Manhattan Bank, as Trustee, executed the Supplemental Indenture, which amended the Indenture to exempt acquisitions by Vivendi or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision.

ITEM 5.  OTHER INFORMATION

         The Rights Offering expired on March 4, 1998. In the Rights Offering, 98,160,427 Rights were exercised to purchase 99,840,089 shares of Class A Common Stock, of which 1,679,662 shares were purchased pursuant to an oversubscription privilege. In accordance with the terms of the Recapitalization Agreement, Vivendi and Anjou each exercised its basic subscription privilege in full for an aggregate basic subscription of 86,682,816 shares of Class A Common Stock, and Vivendi subscribed for and purchased 19,031,470 additional shares of Class A Common Stock available as a result of unexercised Rights in the Rights Offering, for a total aggregate subscription of $185 million.

          In addition, 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued to subscribers (other than Vivendi and Anjou) in the Rights Offering. In accordance with the terms of the Rights Offering, neither Vivendi nor Anjou received any Warrants. On March 12, 1998, the Company was notified that the Warrants had been approved for listing on the American Stock Exchange, Inc. (the "AMEX"). The Warrants currently trade on the AMEX under the symbol "AWT.WS."


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 EXHIBIT
 NUMBER                    DESCRIPTION OF DOCUMENT                   LOCATION
 -------                   -----------------------                   --------

11         Statement re: computation of per share earnings               *

27         Financial Data Schedule                                       *


----------------------------
(*)   Filed herewith.



(b)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1998.




                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AIR & WATER TECHNOLOGIES CORPORATION


Date:  June 15, 1998                    By:  /S/ ALAIN BRUNAIS
                                             -----------------
                                             Alain Brunais
                                             Senior Vice President, Chief
                                             Financial Officer and
                                             Director (Principal
                                             Accounting Officer)
                                             (Principal Financial Officer)





                               EXHIBIT INDEX


 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT                   LOCATION
 -------                  -----------------------                   --------

11         Statement re: computation of per share earnings             *

27         Financial Data Schedule                                     *


-------------------------
 (*)   Filed herewith.