Form 10-Q
period 1998-07-31
AIR & WATER TECHNOLOGIES CORP
filed 1998-09-14
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1998
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from          to

                       Commission file number: 033-17921

                     AIR & WATER TECHNOLOGIES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                 13-3418759
          (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

             30 HARVARD MILL SQUARE                             01880
            WAKEFIELD, MASSACHUSETTS                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's Telephone Number, Including Area Code:  (781) 246-5200

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:  No change.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of the registrant's Class A Common Stock, par value $.001 per share, was 185,176,527 as of September 11, 1998.




                                             PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    AIR & WATER TECHNOLOGIES CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                  AS OF JULY 31, 1998 AND OCTOBER 31, 1997
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                July 31,       October 31,
                                                                                 1998             1997
                                                                                ---------      -----------
                                                                                Unaudited
                                   ASSETS
Current Assets:
    Cash and cash  equivalents..............................................    $  16,225      $  12,089
    Accounts receivable, less allowance for doubtful accounts...............       64,533         76,681
    Costs and estimated earnings in excess of billings on
       uncompleted contracts................................................       41,636         33,557
    Inventories.............................................................        1,740          1,893
    Prepaid expenses and other current assets...............................        7,690          4,460
    Net current assets of discontinued operations...........................        6,392             --
                                                                                ---------      ---------
        Total current assets................................................      138,216        128,680

Property, plant and equipment, net..........................................       10,829         13,388
Investments in environmental treatment facilities...........................       21,762         21,817
Goodwill, net...............................................................      160,483        164,337
Other assets................................................................       28,669         30,391
Net non-current assets of discontinued operations...........................       14,831         24,452
                                                                                ---------      ---------
        Total assets........................................................    $ 374,790      $ 383,065
                                                                                =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current installments of long-term debt..................................    $     426      $     398
    Accounts payable........................................................       93,050         80,007
    Accrued expenses........................................................       87,442         86,681
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................................       13,610         15,320
    Income taxes payable....................................................        1,603          1,485
    Net current liabilities of discontinued operations......................           --            591
                                                                                ---------      ---------
        Total current liabilities...........................................      196,131        184,482
                                                                                ---------      ---------

Long-term debt..............................................................      119,364        307,845

Commitments and contingencies (Note 6)                                                 --             --

Stockholders' equity (deficit):
    Preferred stock, par value $.01, authorized 2,500,000 shares;
       issued none as of July 31, 1998; issued 1,200,000 shares,
       liquidation value $60,000, as of October 31, 1997...................            --             12
    Common stock, par value $.001, authorized 260,000,000 shares;
       issued 185,266,429 shares as of July 31, 1998; issued
       32,109,156 shares as of October 31, 1997............................           185             32
    Additional paid-in capital..............................................      631,535        427,036
    Accumulated deficit.....................................................     (572,348)      (535,214)
    Common stock in treasury, at cost.......................................         (108)          (108)
    Cumulative currency translation adjustment..............................           31         (1,020)
                                                                                ---------      ---------
           Total stockholders' equity (deficit).............................       59,295       (109,262)
                                                                                ---------      ---------

           Total  liabilities and stockholders' equity (deficit)............    $ 374,790      $ 383,065
                                                                                =========      =========

        The accompanying notes to consolidated financial statements are an integral part of these financial statements.






                           AIR & WATER TECHNOLOGIES CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          JULY 31                      JULY 31
                                                  -----------------------      -----------------------
                                                     1998          1997         1998          1997
                                                     ----          ----         ----          ----

Sales ........................................    $ 105,708     $ 110,828     $ 327,784     $ 326,096
Cost of sales ................................       90,425        89,457       285,948       280,033
                                                  ---------     ---------     ---------     ---------
    Gross margin .............................       15,283        21,371        41,836        46,063

Selling, general and administrative
  expenses ...................................       16,096        13,195        47,228        59,784
depreciation and amortization ................        3,791         3,645        11,673        12,959
                                                  ---------     ---------     ---------     ---------
    Operating income (loss) from
    continuing operations ....................       (4,604)        4,531       (17,065)      (26,680)

Interest expense, net ........................       (2,355)       (6,150)      (12,085)      (17,926)
Other income (expense), net ..................         (387)         (249)       (1,211)         (247)
                                                  ---------     ---------     ---------     ---------
    Loss from continuing operations
    before income taxes ......................       (7,346)       (1,868)      (30,361)      (44,853)

Income tax expense ...........................         (291)         (156)         (805)         (267)
                                                  ---------     ---------     ---------     ---------
    Loss from continuing operations ..........       (7,637)       (2,024)      (31,166)      (45,120)

Discontinued operations:
    Loss from discontinued segment ...........         --          (2,766)       (6,000)      (36,186)
                                                  ---------     ---------     ---------     ---------
    Net loss .................................       (7,637)       (4,790)      (37,166)      (81,306)

Preferred stock dividend .....................         --            (825)         --          (2,475)
                                                  ---------     ---------     ---------     ---------
    Net loss applicable to common
    stockholders .............................    $  (7,637)    $  (5,615)    $ (37,166)    $ (83,781)
                                                  =========     =========     =========     =========

Loss per common share (after preferred
stock dividend):
    Continuing operations ....................    $    (.04)    $    (.09)    $    (.26)    $   (1.49)
    Discontinued operations ..................         --            (.09)         (.05)        (1.13)
                                                  ---------     ---------     ---------     ---------
    Net loss .................................    $    (.04)    $    (.18)    $    (.31)    $   (2.62)
                                                  =========     =========     =========     =========
    Weighted average number of shares
    outstanding ..............................      185,177        32,019       120,347        32,019
                                                  =========     =========     =========     =========


                 The accompanying notes to consolidated financial statements are an integral part of these financial statements







                               AIR & WATER TECHNOLOGIES CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  JULY 31,
                                                                           ---------------------
                                                                              1998        1997
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................  $(37,166)    $(81,306)
  Adjustments to reconcile net loss to net cash used for
    continuing operations--
    Discontinued operations..............................................     6,000       36,186
    Depreciation and amortization........................................    11,673       12,959
    Other................................................................       429        2,450
    Changes in assets and liabilities, excluding effects of
       divestitures
    (Increase) decrease in assets-
    Accounts receivable..................................................    12,060       (3,634)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts..............................................    (8,079)      10,351
    Inventories..........................................................       153       (1,020)
    Prepaid expenses and other current assets............................    (3,230)       1,464
    Other assets.........................................................        29        8,229
    Increase (decrease) in liabilities-
    Accounts payable.....................................................    13,075       12,731
    Accrued expenses.....................................................    (5,817)      (2,365)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts..............................................    (1,710)      (1,108)
    Income taxes.........................................................       216          216
                                                                           --------     --------
      Net cash used for continuing operations............................   (12,367)      (4,847)
      Net cash provided by (used for) discontinued operations............    (3,929)       7,145
                                                                           --------     --------
      Net cash provided by (used for) operating activities...............   (16,296)       2,298
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of businesses.......................................     6,956        1,545
  Capital expenditures...................................................    (2,128)      (4,419)
  Investment in environmental treatment facilities.......................      (163)         102
  Start up costs and other...............................................    (2,745)      (6,148)
  Discontinued operations................................................      (347)        (654)
                                                                           --------     --------
      Net cash provided by (used for) investing activities...............     1,573       (9,574)
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Gross proceeds from issuance of common stock...........................   208,025          --
  Payments of notes payable and long-term debt...........................  (125,453)       (307)
  Net borrowings (repayments) under credit facilities....................   (63,000)      12,700
  Cash dividends paid on preferred stock.................................        --       (2,475)
  Other..................................................................    (2,455)        (377)
    Discontinued operations..............................................     1,742       (1,297)
                                                                           --------     --------
      Net cash provided by financing activities..........................    18,859        8,244
                                                                           --------     --------
      Net increase in cash and cash equivalents..........................     4,136         968

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................    12,089       12,667
                                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $ 16,225     $ 13,635
                                                                           ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest...............................................  $ 15,932     $ 19,877
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

      Loss per share

      The Company's loss per share for the three and nine month periods ended July 31, 1998 and 1997 has been calculated in accordance with the new Financial Accounting Standard No. 128 "Earnings Per Share." This statement requires that the Company report "basic" and "diluted" earnings per share instead of "primary" and "fully diluted" earnings per share previously as reported. The key difference is that "basic" earnings per share does not adjust for common stock equivalents. The adoption of this statement had no effect on the Company's per share data. The numerator and denominator for basic and diluted per share data are the same due to the antidilutive effects of the Company's common stock equivalents and convertible securities.

      (3)   RECAPITALIZATION

      Exchange

      On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, dated as of September 24, 1997, as amended as of January 26, 1998 (the "Recapitalization Agreement"), among the Company, Vivendi (formerly named Compagnie Generale des Eaux), a French company and the Company's largest stockholder ("Vivendi"), and Vivendi's indirectly wholly owned subsidiary, Anjou International Company, a Delaware corporation ("Anjou"), the Company exchanged (the "Exchange") the outstanding 1,200,000 shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), held by Vivendi and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of its Class A Common Stock, par value $.001 per share (the "Class A Common Stock"). Immediately following the Exchange and as of January 31, 1998, Vivendi beneficially owned in the aggregate approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company.

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

      The Company received gross proceeds of approximately $208 million from the Rights Offering, including approximately $23 million of publicly raised proceeds. The Company used a portion of the gross proceeds from the Rights Offering to repay a $125 million unsecured term loan from Vivendi and borrowings under a $60 million credit facility with Anjou. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, have been retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter) and fees related to the Recapitalization.

      Following the Rights Offering, Vivendi beneficially owns an aggregate of 153,609,975 shares of Class A Common Stock, representing approximately 83.0% of the issued and outstanding Class A Common Stock. The pro forma loss per share from continuing operations for the nine months ended July 31, 1998 and 1997 was $.14 and $.19 per share, respectively, after giving effect to the aforementioned issuance of shares of Class A Common Stock in the Exchange and the Rights Offering and repayment of debt, as if such events had occurred as of the beginning of such periods.

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

Following the execution of the Supplemental Indenture and pursuant to the terms of the Consent Solicitation, the Company made an aggregate payment of approximately $.5 million to holders of Convertible
Debentures who provided their consents.

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

(4)   RESEARCH-COTTRELL

      On December 2, 1997, as part of the implementation of its revised business strategy, the Company announced that it would divest its Research-Cottrell business segment which provides air pollution control technologies and services.

      On June 6, 1998, the Company entered into an agreement with Hamon & Cie ("Hamon"), pursuant to which Hamon acquired substantially all assets (excluding certain contracts) and assumed substantially all liabilities (excluding certain contracts, employee benefits and insurance liabilities) related to the air pollution control operations of Research-Cottrell, Thermal Transfer Corporation and Custodis-Cottrell, including the stock of certain related European subsidiaries. The transaction closed on July 23, 1998 and the Company received $6.8 million. The final purchase price is expected to be $7.5 million after a $2.3 million payment to Hamon in August for the cash flows generated by the businesses during the current quarter and including a $3.0 million hold-back to be released during July, 2000. The $3.0 million hold-back is subject to adjustment pursuant to possible indemnification in favor of Hamon under the agreement. The Company is in negotiations with other parties regarding the divestiture of its three remaining air pollution control businesses (Flex-Kleen, REECO and KVB) in order to fully implement the decision to exit this business segment. The Company expects these transactions to be completed during the fourth quarter or shortly thereafter.

      During the prior quarter, the Company reassessed its estimated loss on disposal and provided an additional $6.0 million loss. Although management currently believes that such provisions for Research-Cottrell are adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final sales prices and proceeds received from a complete sale of the Research-Cottrell operations, the timing of the anticipated sales transactions, actual results through disposition and final resolution of any retained liabilities.

(5)   FINANCING ARRANGEMENTS

      The Company maintains a $70.0 million secured bank credit facility (the "Bank Credit Facility") which expires December 11, 1998. As of July 31, 1998, the Company had $19.9 million outstanding letters of credit and no borrowings under the Bank Credit Facility (unused capacity of $50.1 million).

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

      At trial which commenced on March 2, 1998, the City sought to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. The damages claimed exceeded $14 million. On April 22, 1998, the jury returned a verdict against M&E Services and in favor of the City in the net amount of approximately $0.6 million. After considering various motions by the City challenging the verdict and its amount, on June 26, 1998 the trial court entered final judgment against M&E Services and in favor of the City in the net amount of approximately $0.75 million. Both sides have appealed. The appellate court could increase or decrease the judgment by $2 million or more or remand the case for a new trial. No assurances can be given that, as a result of further court proceedings, an adverse judgment would not have a material adverse effect on the financial position or results of M&E Services or the Company taken as a whole.

      R-C Belgium Litigation

      On October 14, 1997, Research-Cottrell, Inc. and its subsidiary, Research-Cottrell Belgium, S.A. ("R-C Belgium"), were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is R-C Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from R-C Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the R-C Belgium equipment, but also lost profits, damages to business reputation, theft of employees (R-C Belgium hired two former Seghers' employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to R-C Belgium due to alleged unfair pricing practices by R-C Belgium and other miscellaneous interest charges and costs. The case involves complex technical and legal issues and is in its pretrial stages. The Company denies liability to Seghers and, based upon the information currently available, believes Seghers claimed damages are grossly inflated. In addition, the Company believes it has meritorious counterclaims based upon Seghers breaches of contract and poor performance which, at least partially, could offset Seghers' claimed damages.

      U.S. Attorney's Office Investigation

      The United States Attorney's Office (the "U.S. Attorney's Office") in Boston, Massachusetts is conducting an investigation of certain entertainment and travel payments allegedly made to Egyptian officials between 1994 and 1996 by the Company's subsidiary, Metcalf & Eddy International (which was merged into its parent, Metcalf & Eddy, Inc.), while Metcalf & Eddy International was performing services in Egypt pursuant to contracts with the United States Agency for International Development. Metcalf & Eddy has cooperated and continues to cooperate fully with the U.S. Attorney's Office. No charges of wrongdoing have been brought against Metcalf & Eddy or any Metcalf & Eddy executive or employee by any grand jury or other government authority. To date, the government has advised Metcalf & Eddy that it has made no decision as to how it will proceed.

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

      The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. The Company has entered into an agreement with the CIGNA Insurance Companies ("CIGNA") to provide bid and performance bonds when required. The Company also has an agreement with United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") to issue bid and performance bonds. The USF&G agreement not only requires the full indemnity of the Company but also additional support from Anjou. Anjou has entered into a separate agreement with USF&G pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from Vivendi or one of its affiliates. The CIGNA agreement does not require support from Vivendi or its affiliates.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      RESULTS OF OPERATIONS

      The Company operates principally in two segments: Professional Services Group ("PSG") which is focused on the operation of water and wastewater treatment facilities and Metcalf & Eddy which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research-Cottrell, and on July 23, 1998, the Company closed a transaction pursuant to which Hamon & Cie acquired substantially all assets and assumed substantially all liabilities of certain Research-Cottrell businesses. Research- Cottrell designs and develops products and technologies targeted at specific client needs such as air pollution control equipment. See "-Financial Condition."

      DEPENDENCE ON KEY PROJECTS AND GOVERNMENT CONTRACTS

      In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

      Approximately 85% of the Company's sales during the nine month period ended July 31, 1998 were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

      During the nine month period ended July 31, 1998, the contract of PSG's wholly owned subsidiary, PS Group of Puerto Rico, Inc. ("PSG Puerto Rico") with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") accounted for 37% of PSG's total sales and 22% of the Company's total sales. Operations were initiated under the contract on September 1, 1995. The contract has a five-year term but PRASA has the option to cancel the contract for any reason on September 15, 1998 pursuant to a fifteen day extension agreed upon between PRASA and PSG Puerto Rico on August 31, 1998 in order to continue and conclude the negotiation of a replacement contract for the existing five-year contract. Management currently expects that the contract with PRASA will not be canceled by PRASA on September 15, but will remain in effect at least through its original five-year term ending August 2000 with certain amendments. Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expired in June 1998, and PSG Puerto Rico is currently negotiating a new collective bargaining agreement. Pursuant to the contract, PSG Puerto Rico manages 69 wastewater plants, 152 water treatment plants and related collection and distribution systems and pumping stations in Puerto Rico. The contract's profitability is contingent upon achieving certain contract incentives. In addition, at July 31, 1998, PSG Puerto Rico had receivables of $35.5 million due from PRASA for certain reimbursable costs. See"-Financial Condition."

      Summarized below is certain financial data including information relating to the Company's business segments (in thousands).

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           JULY 31                   July 31
                                                    --------------------     --------------------
                                                     1998          1997         1998         1997
                                                     ----          ----         ----         ----
Sales:
      Professional Services Group ..............   $  64,343    $  65,656    $ 197,627    $ 195,383
      Metcalf & Eddy ...........................      42,392       45,609      133,413      132,108
      Other and eliminations ...................      (1,027)        (437)      (3,256)      (1,395)
                                                   ---------    ---------    ---------    ---------
                                                   $ 105,708    $ 110,828    $ 327,784    $ 326,096
                                                   =========    =========    =========    =========

Cost of Sales:
      Professional Services Group ..............   $  57,233    $  56,908    $ 181,643    $ 177,697
      Metcalf & Eddy ...........................      34,219       32,986      107,561      103,731
      Other and eliminations ...................      (1,027)        (437)      (3,256)      (1,395)
                                                   ---------    ---------    ---------    ---------
                                                   $  90,425    $  89,457    $ 285,948    $ 280,033
                                                   =========    =========    =========    =========

Selling, General and Administrative Expenses:
      Professional Services Group ..............   $   3,761    $   3,473    $  12,678    $  16,601
      Metcalf & Eddy ...........................       9,008        8,311       26,533       37,437
      Corporate (unallocated) ..................       3,327        1,411        8,017        5,746
                                                   ---------    ---------    ---------    ---------
                                                   $  16,096    $  13,195    $  47,228    $  59,784
                                                   =========    =========    =========    =========

Depreciation and Amortization:
      Professional Services Group ..............   $   2,151    $   1,935    $   6,290    $   6,028
      Metcalf & Eddy ...........................       1,513        1,583        4,998        6,546
      Corporate (unallocated) ..................         127          127          385          385
                                                   ---------    ---------    ---------    ---------
                                                   $   3,791    $   3,645    $  11,673    $  12,959
                                                   =========    =========    =========    =========

Operating  Income (Loss):
      Professional Services Group ..............   $   1,198    $   3,340    $  (2,984)   $  (4,943)
      Metcalf & Eddy ...........................      (2,348)       2,729       (5,679)     (15,606)
      Corporate (unallocated) ..................      (3,454)      (1,538)      (8,402)      (6,131)
                                                   ---------    ---------    ---------    ---------
                                                   $  (4,604)   $   4,531    $ (17,065)   $ (26,680)
                                                   =========    =========    =========    =========

Interest expense, net ..........................   $  (2,355)   $  (6,150)   $ (12,085)   $ (17,926)
Other expense, net .............................        (387)        (249)      (1,211)        (247)
Income tax expense .............................        (291)        (156)        (805)        (267)
Loss from continuing operations ................      (7,637)      (2,024)     (31,166)     (45,120)
Loss from discontinued segment .................          --       (2,766)      (6,000)     (36,186)
                                                   ---------    ---------    ---------    ---------
Net loss .......................................   $  (7,637)   $  (4,790)   $ (37,166)   $ (81,306)
                                                   =========    =========    =========    =========


THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

      Overview

      The net loss during the three month period ended July 31, 1998 increased by $2.8 million to $7.6 million from the comparable prior period. The results reflect a $9.1 million decrease in operating income partially off-set by an interest expense reduction of $3.8 million as a result of the Recapitalization completed earlier this year. See "-Financial Condition." In addition, the prior period results reflect a $2.8 million loss from the discontinued Research-Cottrell business segment. The comparable prior period results were favorably impacted by revised estimates of previously accrued discretionary and self insured employee benefit costs of $3.2 million. Excluding the impact of these employee benefit costs, the operating income from continuing operations decreased by $5.9 million primarily due to lower gross margin rates at Metcalf & Eddy resulting from higher than anticipated costs on several projects, pricing pressures and an unfavorable business mix shift from self-performed work to subcontracted work. Sales decreased by $5.1 million (approximately 4.6%) from the comparable prior period.

      In order to return to profitability following the Recapitalization, management is currently finalizing the next stages of the revised business strategy which will consist, in addition to the completion of the divestiture of Research-Cottrell, of the reorganization and streamlining of its operations. Once finalized and approved by the Board of Directors, this reorganization will involve the integration of key functions in all areas in order to decrease costs, improve efficiencies and optimize business development. It is expected to result in improved operating performance and cash flows.

      Professional Services Group

      Sales decreased by $1.3 million (2.0%) from the comparable prior period due to a few contracts which were not renewed during the current fiscal year. Gross margin rates decreased from 13.3% in the prior period to 11.1% in the current period due to higher direct project costs required for certain initial first year contracts (sludge disposal, utilities and labor costs) and the PRASA contract which together resulted in lower gross margins of $1.6 million. With respect to the PRASA contract itself, gross margin decreased from 5.8% in the prior period to 1.4% in the current period due primarily to excess chemical costs used in operations. Management is currently pursuing the recovery of such costs. Selling, general and administrative expenses and depreciation and amortization were, respectively, $.3 million and $.2 million higher than the comparable prior period due to additional legal fees and selling costs related to large privatization projects.

      Metcalf & Eddy

      Sales decreased by $3.2 million (7.1%) from the comparable prior period reflecting increases in the water/wastewater markets which were more than off-set by a decline in hazardous waste sales. Gross margin rates decreased from 27.7% in the prior period to 19.3% in the current period as a result of pricing pressures and a business mix shift from self-performed work to subcontract work and higher than anticipated costs on several projects. Selling, general and administrative expenses were $.7 million higher than the comparable prior period due to higher employee benefit costs.

      Corporate and Other

      The unallocated corporate costs were $1.9 million higher than the prior period due to discretionary and self-insured employee benefits, the corporate office relocation to Wakefield, Massachusetts and selling costs related to large privatization projects. The repayment of borrowings from Vivendi and Anjou and to a lesser extent, the Bank Credit Facility with proceeds from the Rights Offering resulted in a $3.8 million reduction in interest expense. See "-Financial Condition."

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

      Overview

       The operating loss during the nine month period ended July 31, 1998 decreased by $9.6 million due to $28.7 million of provisions and asset write-offs reflected in the prior period. Excluding the effect of these charges, the operating loss during the nine month period ended July 31, 1998 increased by $19.1 million due to lower gross margin rates resulting from higher than anticipated costs on several projects in both segments, pricing pressures and an unfavorable business mix shift from self-performed work to sub-contracted work at Metcalf & Eddy. Sales increased modestly by $1.7 million (approximately .5%) with increases for both PSG and Metcalf & Eddy. On December 2, 1997, as part of the implementation of its revised business strategy, the Company announced that it would divest its Research-Cottrell business segment which provides air pollution control technologies and services. The Company believes that most of these businesses will be sold within the next several months, but in any event no later than November 30, 1998, and has reported its results of operations and financial condition as a discontinued operation. See "-Research-Cottrell."

      Professional Services Group

      Sales during the nine month period ended July 31, 1998, increased by $2.2 million (1.1%) primarily due to sales from two new contracts which were started during the latter half of fiscal 1997. Gross margin rates decreased from 9.1% in the prior period to 8.1% in the current period due to higher direct project costs required for certain initial first year contracts (sludge disposal, utilities and labor costs) and the PRASA contract (excess chemical costs the recovery of which is being pursued by management). The decrease in selling, general and administrative expenses of $3.9 million was due to higher operating charges and asset write-offs reflected in the comparable prior period which were related to marketing consultants, the DOJ Investigation and certain litigation matters and revised collectibility estimates for certain non-current note receivables.

      Metcalf & Eddy

      Sales during the nine month period ended July 31, 1998 increased by $1.3 million (1.0%) reflecting increases in the water/wastewater markets partially off-set by the decline in hazardous waste sales. Gross margins decreased by $2.5 million which reflected a decrease in gross margin rates from 21.5% in the prior period to 19.4% in the current period. The comparable prior periods included certain operating charges and asset write-offs of $19.4 million related to the increase in reserves for the collectibility of certain receivables, litigation, professional liability and certain project contingencies; equipment write-offs; a lease cancellation penalty and other direct and indirect costs. The prior period's cost of sales, selling general and administrative expenses and depreciation and amortization include, respectively, $8.0 million, $10.1 million and $1.3 million of these charges. Excluding the impact of the aforementioned charges reflected in cost of sales during the prior period, the gross margin rates decreased from 27.5% in the prior period to 19.4% in the current period as a result of pricing pressures and a business mix shift from self-performed work to subcontract work, higher than anticipated costs on several projects and favorable pricing adjustments reflected in the prior period. Excluding the impact of the aforementioned charges reflected in the prior period, selling, general and administrative expenses decreased by $.8 million due to lower bid and proposal and other related selling costs. The decrease in depreciation and amortization resulted from the impact of the aforementioned charges reflected in the prior period.

      Corporate and Other

      The unallocated corporate costs for the nine month period ended July 31, 1998 was $2.3 million higher due to discretionary and self-insured employee benefits, the corporate office relocation to Wakefield, Massachusetts and selling costs related to large privatization projects. The repayment of the borrowings from Vivendi and Anjou and to a lesser extent the Bank Credit Facility with proceeds from the Rights Offering resulted in a $5.8 million reduction in interest expense during the nine month period ended July 31, 1998. See "-Financial Condition." Partially off-setting the interest savings were increases in other non-operating expenses of $1.0 million due to foreign currency transaction losses related to a Metcalf & Eddy project in Thailand, bond support fees and a gain on PSG equipment sold in the prior period.

      Research-Cottrell

      Also reflected in the comparable prior period were significant operating losses from the discontinued operations of Research-Cottrell which the Company has decided to divest and for which the estimated loss on disposal and losses through disposition were initially provided for during the fourth quarter of the prior fiscal year.

      On June 6, 1998, the Company entered into an agreement with Hamon & Cie ("Hamon"), pursuant to which Hamon acquired substantially all assets (excluding certain contracts) and assumed substantially all liabilities (excluding certain contracts, employee benefits and insurance liabilities) related to the air pollution control operations of Research-Cottrell, Thermal Transfer Corporation and Custodis-Cottrell, including the stock of certain related European subsidiaries. The transaction closed on July 23, 1998 and the Company received $6.8 million. The final purchase price is expected to be $7.5 million after a $2.3 million payment to Hamon in August for the cash flows generated by the businesses during the current quarter and including a $3.0 million hold-back to be released during July, 2000. The $3.0 million hold-back is subject to adjustment pursuant to possible indemnification in favor of Hamon under the agreement. The Company is in negotiations with other parties regarding the divestiture of its three remaining air pollution control businesses (Flex-Kleen, REECO and KVB) in order to fully implement the decision to exit this business segment. The Company expects these transactions to be completed during the fourth quarter or shortly thereafter.

      During the prior quarter, the Company reassessed its estimated loss on disposal and provided an additional $6.0 million loss. Although management currently believes that such provisions for Research-Cottrell are adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final sales prices and proceeds received from a complete sale of the Research-Cottrell operations, the timing of the anticipated sales transactions, actual results through disposition and final resolution of any retained liabilities.

FINANCIAL CONDITION

      During the nine month period ended July 31, 1998, operating activities used $16.3 million of cash after interest payments of $15.9 million and $3.9 million used by discontinued operations. The $13.1 million increase in payables were primarily related to delays in the payment of certain power costs to the Puerto Rico Electric Power Authority ("PREPA") ($43.8 million at July 31, 1998). The delay in these payments is associated with PSG Puerto Rico's contract with PRASA under which certain receivables including reimbursable costs paid on behalf of PRASA have not been collected ($35.5 million at July 31, 1998). Management believes that such receivables will be fully collected and will be used to pay the power costs due to PREPA. The cash requirements of the discontinued operations were $3.9 million due to a reduction of certain Research-Cottrell liabilities during the period. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes, government audits as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs. Management believes that adequate provisions have been made to the receivable balances reflected in the July 31, 1998 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

      Investment activities provided $1.6 million of cash during the nine month period ended July 31, 1998 including $0.3 million for Research-Cottrell's capital expenditures. Proceeds of $6.8 million from the sale of certain Research-Cottrell businesses were received during the period. Investments related to the start up of operations, maintenance and management of treatment facilities within the PSG segment were $2.9 million. Capital expenditures of $2.1 million were made in the PSG and Metcalf & Eddy segments primarily for computer and field equipment. As discussed more fully below, significant investments may be required in the near term due to current growth initiatives.

      The businesses of the Company have not historically required significant ongoing capital expenditures. For the years ended October 31, 1997, 1996 and 1995 total capital expenditures were $5.0 million, $6.3 million and $5.4 million, respectively. At July 31, 1998, the Company had no material outstanding purchase commitments for capital expenditures, however, the Company anticipates it will require additional financial resources to develop and support PSG and Metcalf & Eddy, to undertake related long-term capital expenditures or other investments and to participate in the emerging privatization market in the wastewater management industry. Vivendi has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by Vivendi of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project financing activities of the Company on terms which are commercially reasonable. As a result, Vivendi and the Company and possibly others, investing either directly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments.

      Financing activities provided $18.9 million of cash during the nine month period ended July 31, 1998 primarily due to the effects of the Rights Offering discussed more fully below.

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

      The Company maintains a $70 million senior secured Bank Credit Facility, dated as of March 10, 1995 which expires December 11, 1998, with Societe Generale, New York Branch ("Societe Generale"). As of July 31, 1998, the Company had $19.9 million outstanding letters of credit and no borrowings under the Bank Credit Facility (unused capacity of $50.1 million). Vivendi also has reaffirmed to Societe Generale the terms of Vivendi's existing credit support of the Company, including a commitment by Vivendi to maintain a minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility. In addition, Vivendi has a right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities. The Company is in discussions regarding the establishment of a new credit facility and expects to have such facility in place prior to the maturity of the Bank Credit Facility.

      The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $70.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.9% at July 31, 1998), or at a defined bank rate approximating prime (8.5% at July 31, 1998). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt.

      As of September 11, 1998, the Company had $20 million of outstanding letters of credit and no borrowings under the Bank Credit Facility. In addition to its $1.5 million of short-term investments and the $50 million of unused capacity under its Bank Credit Facility at September 11, 1998, the Company believes it can finance its ongoing operations in the near term (including additional working capital requirements if a growth in sales occurs, but excluding the potential investments discussed below) through improved working capital management by focusing on Metcalf & Eddy's past due receivables, planned divestitures related to the Research-Cottrell segment and reduction of financing costs through the strengthening of its current capital structure as a result of the Recapitalization. A significant amount of planned divestiture proceeds is expected to fund the related retained liabilities, however, the cash outlays may occur during different periods.

      The Company is often required to procure bid and performance bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter into the contract under consideration at the price bid and a performance bond guarantees performance of the contract. The Company has entered into an agreement with the CIGNA Insurance Companies ("CIGNA") to provide bid and performance bonds when required. The Company also has an agreement with United States Fidelity and Guaranty Company and certain of its affiliates ("USF&G") to issue bid and performance bonds. The USF&G agreement not only requires the full indemnity of the Company but also additional support from Anjou. Anjou has entered into a separate agreement with USF&G pursuant to which, until terminated at Anjou's discretion, Anjou will enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Surety Agreement dated as of October 31, 1995, between USF&G and the Company and its subsidiaries. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from Vivendi or one of its affiliates. The CIGNA agreement does not require support from Vivendi or its affiliates.

      The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition or results of operations. At July 31, 1998, unamortized goodwill was $160.5 million.

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

            o The acceptance by the Company's current and prospective customers of the Company's financial position.

            o The effectiveness of the business planning committee of the Board of Directors, established in connection with the Recapitalization, in identifying strategies aimed at increasing stockholder value.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.




                                  PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Bremerton Litigation

      As reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended January 31, 1998 and April 30 ,1998, the City of Bremerton, Washington brought a contribution and contract action against Metcalf & Eddy Services, Inc. ("M&E Services"), the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit have been resolved. All claims by and between M&E Services and the City in the second homeowners' suit were expressly reserved.

      At trial which commenced on March 2, 1998, the City sought to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorneys' fees. The damages claimed exceeded $14 million. On April 22, 1998, the jury returned a verdict against M&E Services and in favor of the City in the net amount of approximately $0.6 million. After considering various motions by the City challenging the verdict and its amount, on June 26, 1998 the trial court entered final judgment against M&E Services and in favor of the City in the net amount of approximately $0.75 million. Both sides have appealed. The appellate court could increase or decrease the judgment by $2 million or more or remand the case for a new trial. No assurances can be given that, as a result of further court proceedings, an adverse judgment would not have a material adverse effect on the financial position or results of M&E Services or the Company taken as a whole.

      U.S. Attorney's Office Investigation

      The United States Attorney's Office (the "U.S. Attorney's Office") in Boston, Massachusetts is conducting an investigation of certain entertainment and travel payments allegedly made to Egyptian officials between 1994 and 1996 by the Company's subsidiary, Metcalf & Eddy International (which was merged into its parent, Metcalf & Eddy, Inc.), while Metcalf & Eddy International was performing services in Egypt pursuant to contracts with the United States Agency for International Development. Metcalf & Eddy has cooperated and continues to cooperate fully with the U.S. Attorney's Office. No charges of wrongdoing have been brought against Metcalf & Eddy or any Metcalf & Eddy executive or employee by any grand jury or other government authority. To date, the government has advised Metcalf & Eddy that it has made no decision as to how it will proceed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's 1998 Annual Meeting of Stockholders was held on June 24, 1998 (the "Annual Meeting").

      At the Annual Meeting, the stockholders of the Company elected eight directors, constituting the entire Board of Directors of the Company:
William V. Kriegel, Jean-Claude Banon, Alain Brunais, Daniel Caille, Martha
O. Hesse, Francois Jobard, Thierry M. Mallet and John W. Morris. The directors will serve in office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal from office. Stockholders voted upon the nominees for director as follows:


      Name                      Votes For        Votes Withheld
      ----                      ---------        --------------
      William V. Kriegel       180,853,269           77,812
      Jean-Claude Banon        180,853,469           77,612
      Alain Brunais            180,834,070           97,011
      Daniel Caille            180,853,019           78.062
      Martha O. Hesse          180,853,342           77,739
      Francois Jobard          180,833,970           97,111
      Thierry M. Mallet        180,853,419           77,662
      John W. Morris           180,853,865           77,216

      At the Annual Meeting, the stockholders of the Company approved a proposal to ratify the appointment by the Board of Directors of the Company of McGladrey & Pullen, LLP as independent auditors for the Company's 1998 fiscal year. At the Annual Meeting, the holders of 180,868,975 shares of Class A Common Stock present in person or by proxy at the Annual Meeting voted in favor of such proposal. The holders of 56,674 shares of Class A Common Stock voted against such proposal and the holders of 5,432 shares of Class A Common Stock abstained from voting with respect to such proposal.

      At the Annual Meeting, the stockholders of the Company also approved a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from "Air & Water Technologies Corporation" to "Aqua Alliance Inc." The proposal was approved by the holders of 180,747,184 shares of Class A Common Stock, representing a majority of the shares of Class A Common Stock outstanding at the close of business on May 22, 1998, the record date for the Annual Meeting. The holders of 180,342 shares of Class A Common Stock voted against such proposal, and the holders of 3,555 shares of Class A Common Stock abstained from voting with respect to such proposal. The change of the Company's name will become effective upon the filing of a certificate of amendment to the Company's Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:


EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT                     LOCATION

11           Statement re: computation of per share earnings          *

27           Financial Data Schedule                                  *

-----------------------------------
      (*)   Filed herewith.


(b)       Reports on Form 8-K.

          The following reports on Form 8-K have been filed during the quarter ended July 31, 1998:


 DATE OF REPORT
(DATE OF EARLIEST
 EVENT REPORTED)           ITEM REPORTED                         DATE FILED

July 27, 1998         Item 5--Other Events                      July 28, 1998
                      Sale of certain Research-Cottrell
                      assets to Hamon & Cie




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AIR & WATER TECHNOLOGIES CORPORATION


Date:  September 14, 1998            By: /S/ ALAIN BRUNAIS
                                         ------------------------------
                                         Alain Brunais
                                         Senior Vice President, Chief
                                         Financial Officer and Director




                                  EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT                           LOCATION


11        Statement re: computation of per share earnings             *

27        Financial Data Schedule                                     *

--------------------------------------
(*)   Filed herewith.