Form 10-K
period 1998-10-31
AQUA ALLIANCE INC
filed 1999-02-01
CIK 823556

==============================================================================

 THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON FEBRUARY 1, 1999 PURSUANT
                TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.



                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             ------------------


                                 FORM 10-K
                     FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended October 31, 1998
                                     OR
|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
    For the transition period from         to
                     Commission file number: 033-17921

                             AQUA ALLIANCE INC.
              (FORMERLY AIR & WATER TECHNOLOGIES CORPORATION)
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                     13-3418759
           (State or Other Jurisdiction        (I.R.S. Employer
        of Incorporation or Organization)      Identification No.)

              30 HARVARD MILL SQUARE,
              WAKEFIELD, MASSACHUSETTS                01880
      (Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code: (781) 246-5200

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Class A Common Stock,                   American Stock Exchange, Inc.
     $.001 par value

Warrants to purchase shares of Class        American Stock Exchange, Inc.
A Common Stock (expiring March 11, 2001)

Securities registered pursuant to Section 12(g) of the Act:

                                    NONE
                              (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No__
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
    The aggregate market value of the voting stock held by nonaffiliates of the registrant was $49,322,737 on January 27, 1999.
    The number of outstanding shares of the registrant's Class A Common Stock, par value $.001 per share, was 185,176,527 on January 27, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

==============================================================================


    Part IV--See the Exhibit Index to this Form 10-K, located at page 85 herein.



                                   PART I

ITEM 1.   BUSINESS

OVERVIEW

   Aqua Alliance Inc., formerly Air & Water Technologies Corporation ("AAI" or the "Company"), is an integrated single source provider of services and solutions for the water and wastewater and hazardous waste remediation markets. The Company through its subsidiaries, provides a comprehensive range of services and technologies directed principally at providing complete services for the operation, maintenance and management of water and wastewater treatment systems; engineering, design and construction of water and wastewater facilities; and the remediation of hazardous waste. The Company believes it provides a complement of products and services that satisfy the environmental and essential services needs of its targeted client base. The Company markets its products and services through two widely recognized trade names: Professional Services Group ("PSG") for the operation, maintenance and management of water and wastewater treatment systems; and Metcalf & Eddy ("M&E") for water, wastewater and hazardous waste engineering and consulting services. PSG provides operation, maintenance and management services for treatment systems in various water, wastewater, sludge and biosolids waste management markets. M&E provides its clients with a broad spectrum of environmental consulting services, including engineering studies and design, project management, site evaluation, environmental assessment and master planning. On December 2, 1997, the Company announced its decision to divest Research-Cottrell. Research-Cottrell designs and develops products and technologies targeted at specific client needs such as air pollution control equipment. During the course of fiscal 1998, the Company divested a major portion of the Research-Cottrell business. On January 19, 1999, the Company completed the divestiture with the sale of REECO. The Company provides its full range of services to predominantly the following customer sectors: governmental entities, including municipalities and state and federal agencies; and specific industrial categories, such as petroleum refining, pulp and paper, pharmaceutical, chemical, primary and secondary metals, food processing, and textile manufacture.

REVISED BUSINESS STRATEGY

    In fiscal 1998, the Company continued implementing its revised business strategy to redeploy its capital to PSG and M&E, its core water businesses. As part of this strategy, on December 2, 1997, the Company announced its decision to divest Research-Cottrell. Following a strategic analysis, the Company concluded that the water and wastewater treatment markets, which are the primary markets for PSG and M&E, offer additional opportunities and greater forecasted returns on capital than the Research-Cottrell segment. In addition, management believes that the Company has greater competitive advantages and market penetration through its PSG and M&E businesses than what has been achieved by its Research-Cottrell operations. During the course of fiscal 1998, the Company divested a major portion of the Research-Cottrell businesses; the divestiture was completed in January 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

    In addition, in March 1998, the Company completed the recapitalization (the "Recapitalization") begun in fiscal 1997 pursuant to the Recapitalization Agreement, dated as of September 24, 1997 (as amended, the "Recapitalization Agreement"), among Vivendi (formerly Compagnie Generale des Eaux), a French company and the Company's largest stockholder ("Vivendi"), Vivendi North America Company (formerly Anjou International Company), a Delaware corporation and indirect wholly-owned subsidiary of Vivendi ("VNA"), and the Company. The Recapitalization allowed the Company to sharply reduce debt and focus on developing the plans to grow its PSG and M&E businesses profitably.

    In order to return to profitability following the Recapitalization, management is continuing to implement the next stages of the revised business strategy which consists of the reorganization and streamlining of the Company's operations. This reorganization involves the integration of key functions in all areas in order to decrease costs, improve efficiencies and optimize business development. It is expected to result in improved operating performance and cash flow.

    As part of this reorganization, effective October 13, 1998, the Company's name was changed from "Air & Water Technologies Corporation" to "Aqua Alliance Inc.," following approval of the proposal by the stockholders of the Company at the Company's Annual Meeting of Stockholders held on June 24, 1998. "Aqua Alliance Inc." was selected as the new name because the Board of Directors of the Company believes that it clearly states the Company's two greatest strengths: its dedication to the water business and the relationship formed with its clients. Upon effectiveness of the name change, the symbol for the Company's Class A Common Stock on the American Stock Exchange, Inc. (the "AMEX") was changed from "AWT" to "AAI," and the symbol for the Company's warrants (expiring March 11, 2001) to purchase shares of Class A Common Stock (the "Warrants") on the AMEX was changed from "AWT.WS" to "AAI.WS."

    Also on October 13, 1998, the Company announced a restructuring and change of headquarters. The Company is now headquartered in Wakefield, Massachusetts, and is being organized into four regions operating from Chicago, Atlanta, Wakefield and San Diego. M&E and PSG corporate functions are being combined and redundancies eliminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition."

THE WATER/WASTEWATER PRIVATIZATION MARKET

    The Company believes that its redeployment of capital and revised business strategy will facilitate the participation of PSG and M&E in the emerging privatization market in the water and wastewater treatment industry.

    According to industry analysts, the water and wastewater treatment industry is poised for significant short-term and long-term growth. Analysts predict growth in annual revenue generation from the issuance of major new contracts to set the pace for the water industry in the range of 15% over the next four years. Industry growth is the result of several market factors including cost savings; more reliable and higher quality private sector delivery of necessary public services; guaranteed performance and regulatory compliance; relief from day-to-day operational, management and administrative burdens; enhanced risk management; and achievement of user rate stabilization and system cost containment. Additional market factors encouraging the implementation of more sophisticated public/private partnerships ("PPPs"), include private sector time/cost efficiencies for the design/build portion of a project; shift of future responsibility for capital improvements to the private sector; use of private sector financing to accomplish needed capital improvements; and the ability to monetize the asset (i.e., secure up-front cash payments).

    The Company also believes that the water/wastewater privatization market has reached a critical juncture in its development. More than ever before, both small and large municipalities are entering into privatization arrangements and adopting alternative forms of PPPs. Historically, the market has been dominated by short-term (three to five-year) operation, maintenance and management ("OM&M") contracts. However, recently, the market has shown indications of a potential shift to longer-term contracts. Two presidential executive orders and an Internal Revenue Service rule change recently have been issued which generally facilitate the implementation of PPPs and allow for greater flexibility and creativity in structuring PPPs. The new regulations make it easier for municipalities to enter into long-term OM&M contracts.

    Long-term partnerships will make it easier for municipalities to assign responsibility of entire systems to private operators such as PSG whose core competency is to operate, maintain and manage water and wastewater treatment systems. As a complete service provider, the Company through PSG is capable of providing not only standard OM&M services, but also design/build of treatment facilities through M&E, as well as arranging for financing for capital improvements, financing capital improvements, and arranging for financing for up-front capital payments that the community can apply toward other uses.

    The Company believes that PSG is well-positioned to take advantage of industry growth and the shift to privatization arrangements and to continue its market leadership role. In addition to being a market leader for short-term OM&M contracts, PSG is among a few firms pioneering alternative forms of PPPs. PSG has already converted seven existing contracts into long-term contracts through contract renewals as a result of the Internal Revenue Service rule change and continues to pursue additional long-term contract renewals. Examples of the shift towards other types of PPPs include the Freeport, Texas design/build/ finance/operate project; the long-term OM&M agreement in North Brunswick, New Jersey; the Cranston, Rhode Island twenty-five year lease transaction; and the Taunton, Massachusetts twenty-year design/build/operate agreements. Freeport, Cranston, and Taunton are PSG projects.

    PSG believes that the Freeport, Texas project and the Cranston, Rhode Island lease were among firsts in the water and wastewater industry. In the Freeport, Texas project, the City of Freeport asked PSG to act as a total service provider and not just a contract operator. PSG was engaged to operate the City of Freeport's water and wastewater systems and in addition undertook the design/build of its wastewater facility upgrade to comply with a consent order. PSG utilized M&E for the design/build portion of the project, arranged for the financing of the upgrade and managed the process for the issuance of City of Freeport revenue bonds.

    In March 1997, a team including PSG and M&E won the first long-term lease transaction in the United States water and wastewater industry. PSG will be the operator for the entire wastewater treatment system in Cranston, Rhode Island for the next twenty-five years. M&E will provide design/build services for certain capital improvements which will bring the city into compliance with environmental regulations at a fraction of the previously estimated cost.

    To compete effectively in the emerging water and wastewater privatization market, the Company will require access to capital for expenditures relating to long-term OM&M contracts. Following the completion in March 1998 of the Recapitalization, the Company is exploring various means of obtaining the capital required for long-term OM&M contracts, including through an investment fund or other off-balance sheet vehicle with the assistance of Vivendi. See "Certain Relationships and Related Transactions--Recapitalization Agreement."


PROFESSIONAL SERVICES GROUP--OPERATION, MAINTENANCE AND MANAGEMENT OF TREATMENT SYSTEMS

    OVERVIEW

    Prior to its acquisition by the Company from VNA on June 14, 1994 pursuant to the Investment Agreement, dated as of March 30, 1994, among the Company, Vivendi and VNA (as amended, the "Investment Agreement"), PSG had been a wholly-owned subsidiary of VNA. Since 1978, PSG has been operating, maintaining and managing water and wastewater treatment systems, sludge and biosolid waste disposal programs and public works projects, and providing operations assistance primarily to municipal entities but also to industrial companies. In the following description, references to PSG are intended to include, where appropriate, the operation, maintenance and management services of Metcalf &Eddy Services, Inc. ("M&E Services"), a subsidiary of the Company involved in substantially identical business as PSG that has been integrated with PSG subsequent to June 14, 1994. See "--Metcalf &Eddy--Water and Wastewater Treatment/Hazardous Waste Remediation."

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

    PSG operates in 35 states, Canada and Puerto Rico and provides services to approximately 360 facilities (approximately 210 wastewater and 150 water treatment plants) at over 116 locations. In the United States, PSG currently has 135 projects, concentrated east of the Mississippi, with the highest concentration in the Northeast.

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

    In addition, PSG believes that its relationship with Vivendi further differentiates it from competitors. PSG believes that access to the technical and financial resources of Vivendi greatly enhances PSG's competitive position, financial strength and technical capabilities. Vivendi's research facility has an annual budget of over $40 million, and Vivendi believes that its facility is one of the world's largest private research institutions dedicated exclusively to water and wastewater. Year after year, Vivendi strives to develop innovative, cost-efficient technology. PSG believes that access to Vivendi's technical expertise is an important benefit to PSG's clients as they face facility upgrades and expansions. PSG believes that its clients also benefit from Vivendi's knowledge and expertise in operating more than 7,000 water and wastewater facilities worldwide. PSG believes that the experience and support of Vivendi allows clients to realize further operational efficiencies and process enhancements.

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

    Examples of water treatment facilities which PSG operates include Brockton, Massachusetts; Lynn, Massachusetts; and Alamogordo, New Mexico. PSG's wastewater treatment facility contracts include Oklahoma City, Oklahoma; Cranston, Rhode Island; Taunton, Massachusetts; West Haven, Connecticut; and Kenner, Louisiana.

    In addition, the Company operates and manages the water and wastewater systems for the Commonwealth of Puerto Rico. The contract with the Puerto Rico Aqueduct & Sewer Authority ("PRASA") is one of the largest OM&M contracts in the world. The PRASA system serves the 3.8 million residents of Puerto Rico. The facilities managed by the Company in Puerto Rico include 69 wastewater plants (capacity 304 mgd), 128 water treatment plants (capacity 318 mgd) and related collection and distribution systems and pumping stations.

    SLUDGE AND BIOSOLID WASTE MANAGEMENT SERVICES

    PSG is among the leading OM&M firms in large, complex biosolids plant operation and management experience. PSG has experience dealing with both the planning and implementation of large biosolids management programs. PSG manages more than 160,000 dry tons of biosolids per year, through a number of environmentally sound approaches. Methods used by PSG include landfilling, land application, composting and incineration. PSG also has significant experience in operating and managing composting facilities, as discussed more fully below.

    PUBLIC WORKS

    PSG provides a full range of public works services under contract to small towns, villages and municipalities, including meter reading, sanitation services, street maintenance, customer billing and parks and grounds maintenance. These services are typically provided by PSG under OM&M contracts with a municipality's public works department for a fixed annual fee. These contracts typically result in lower cost and reduced administrative burdens for a municipality's personnel. PSG maintains such contracts with the following municipalities: Boonville, Indiana; Mustang, Oklahoma; Hardinsburg, Kentucky; and Pikeville, Kentucky.

    COMPOSTING

    PSG has experience in operating and maintaining composting facilities and effectively controlling and reducing offensive odors. Solid waste composting, along with recycling and source reduction, is utilized by local governments as a means of reducing landfills. In a composting facility, the non-decomposable waste is removed, and the organic waste is shredded and then efficiently broken down by naturally occurring micro-organisms in the composting process, in which moisture content, aeration and temperature of the organic waste is controlled so as to accelerate the biological decomposition. Through further processing, composting produces a fine humus-like soil product which is sold or otherwise disposed of as a soil fertilizer or mulch. In Baltimore, Maryland, PSG currently operates one of the largest facilities that transforms municipal wastewater sludge into a usable compost product. PSG operates other composting facilities at Schenectady, New York; Bristol, Tennessee; Sevier County, Tennessee and Hickory, North Carolina.

    PSG's management believes that composting is a viable market and has positioned PSG to increase its business in this market segment.

METCALF &EDDY--WATER AND WASTEWATER TREATMENT/HAZARDOUS WASTE REMEDIATION

    OVERVIEW

    M&E's services are directed principally at the protection of public health and the environment in an efficient, cost-effective manner through water resources management, hazardous waste remediation and solid waste disposal. These services include protection, treatment and distribution of water from surface and groundwater sources; collection, treatment and disposal of wastewater and its associated by-products such as sludge; pretreatment of industrial wastewater prior to discharge into a municipal system or on-site treatment and disposal; remediation of hazardous waste sites involving contaminated soils and groundwater; monitoring and closure of sanitary landfills with disposal of associated leachate; and management and transportation of hazardous waste. In addition, M&E provides expertise in environmental science, institutional and public policy support, regulatory compliance and the use of innovative technologies to meet clients' needs.

    M&E receives support from Vivendi's water division in the development and application of new and innovative technologies worldwide. As the world's largest water company, Vivendi invests over $40 million annually in the development of new technologies for water and wastewater treatment.

    SERVICES AND TECHNOLOGIES

    To address water supply and pollution control problems, M&E provides a full spectrum of services focusing on design, construction, management and operation of complex biological, chemical and physical treatment technologies, as well as waste minimization and alternative disposal techniques; analyzes and assesses complex aquatic and other environments; and prepares specifications and designs for treatment facilities, and collection and distribution systems. M&E prepares permit and license applications, manages construction and field installation of treatment facilities, and provides startup, corrective action and rehabilitation services for those facilities, develops operations and maintenance manuals for facilities and scheduling and maintenance procedures to ensure their efficient operation. M&E also provides its clients with the expertise to address institutional, financial community relations and public policy challenges which often arise in the development and implementation of environmental projects.

    WATER SUPPLY AND WASTEWATER TREATMENT SERVICES

    Since 1907, M&E has conducted extensive hydrologic and geologic evaluations of hundreds of surface and groundwater supplies for governmental and industrial clients in the United States and abroad. M&E has expertise in analyzing the nature of water resource problems, both in terms of available capacities and the quality of the sources, and in developing and evaluating different types of cost-effective treatment technologies. M&E's experience includes the design of over fifty water treatment facilities, using technologies ranging from simple extraction and distribution of water to more complex technologies such as ozonation, carbon absorption, air stripping, desalinization, biologically active carbon ("BAC") and membrane filtration.

    In water system computer modeling, M&E's expertise includes water system hydraulic and quality aspects and treatment process optimization. In 1998, M&E won a major contract with the Cleveland Water Division to develop a state-of-the-art hydraulic model for the city's distribution system.

    M&E is a partner in the development of water treatment for New York City. Over the past year, M&E, with its partners, has been conducting piloting for water treatment processes for New York City's Croton supply and is currently assisting the City with the process selection, which the M&E team has been contracted to design.

    In the wastewater treatment market, M&E has conducted evaluations of a broad range of effluents discharged from municipalities and industries, including petrochemical, petroleum, chemical, pulp and paper, electroplating, textile, ferrous and non-ferrous industries. M&E has also conducted numerous studies of controlled and uncontrolled discharges entering on-site and off-site treatment facilities, lagoons and other bodies of water. Among the traditional and innovative solutions M&E has developed for its clients are various biological, chemical and physical treatment technologies, including activated sludge, trickling filters, nutrient removal, constructed wetlands and land application. M&E has designed over 200 wastewater treatment plants, including some of the largest facilities in the United States, utilizing these technologies. A major market for M&E's services is the upgrade of treatment facilities that were built under the Federal Construction Grants Program during the 1970s. In addition, in fiscal 1998, Vivendi and the Company teamed up to open a corporate research and development center in Atlanta to address the technology and expertise needs of M&E and PSG clients. This facility is operated in partnership with the Georgia Institute of Technology. The research and development center and its technology transfer programs will encompass water supply, wastewater management and water reuse.

    Since August 1988, M&E has played a vital role in one of the premier wastewater treatment projects in the world, serving as lead design engineer for the Massachusetts Water Resources Authority's ("MWRA's") Boston Harbor Project. Under this contract, M&E has had primary responsibility for directing the design of the entire primary and secondary treatment facilities, including a five-mile inter-island tunnel and a nine and one half mile outfall tunnel/diffuser system. Work on the project included development of the conceptual design for the entire wastewater treatment system, preparation of a project design manual, including standard specifications, development of the MWRA's CADD system, and management of all project design engineers providing final design services. As lead design engineer, M&E has also conducted a number of special investigations, including an air quality/odor control pilot study, a hydroelectric feasibility study, a stacked clarifier hydraulic model, a disinfection study, various hydraulic models of the outfall/diffuser system, and a project-wide geotechnical exploration program. During the ongoing construction phase, lead engineer services include coordinating interaction among all construction packages, plant-wide technical submittal review and instrumentation and control systems.

    M&E also provided, as project design engineer, the final design services and engineering services during construction for the entire primary treatment portion, a major part of the secondary treatment portion and miscellaneous support facilities at the plant.

    Under a separate contract with the MWRA, M&E completed a master plan and combined sewer overflow ("CSO") facilities plan. Four communities served by MWRA, including the City of Boston, were faced with controlling pollution from over eighty overflow points into Boston Harbor and its tributary rivers from a sewer system which combines stormwater and sewage. In one of the largest CSO studies ever undertaken, M&E provided a comprehensive investigation of the MWRA's collection system and developed a plan which reduced the estimated cost of a CSO control project from $1.3 billion to $370 million, while achieving the client's goal of protecting beaches, shellfish beds and other critical resources. The project included water quality monitoring, strategic system planning, monitoring CSOs and interceptors, and developing CSO management solutions with the input of multiple stakeholders. The M&E plan was awarded the 1995 American Academy of Engineers grand prize, and is used as a national model for comprehensive, watershed-based solutions for complex wet weather pollution control challenges. Presently, M&E is conducting detailed design of major parts of the plan, and assisting the MWRA and the Boston Water and Sewer Commission with its implementation.

    M&E is routinely asked to provide hands-on assistance to numerous water and wastewater treatment facilities in such operational areas as maintaining and servicing equipment, mechanical and instrumentation process control, troubleshooting, training of staff, and facility rehabilitation and upgrading. One of the most important areas of this assistance is in the optimization of plant and system operation to maximize the effectiveness at minimum cost.

    HAZARDOUS WASTE MANAGEMENT AND REMEDIATION SERVICES

    M&E provides a full range of services for the identification, characterization, evaluation, design and implementation of cleanup measures for soil and groundwater contaminated with hazardous and toxic waste. Diagnostic services include geophysical surveys, surface and subsurface sampling, hydroelectrical investigations, and modeling. To evaluate and design remedial measures, M&E performs feasibility studies, public health and ecological risk assessments, pilot and bench scale treatability studies and groundwater flow and contaminant transport modeling.

    M&E has been awarded several contracts with the Department of Defense for investigation and remediation of site contamination problems at military installations under the Base Realignment and Closure ("BRAC") program, at active installations and formerly-used defense sites under the Defense Environmental Restoration Program, and at Superfund sites administered, by the Army Corps of Engineers, for the Environmental Protection Agency ("EPA"). Contracts covering a wide range of hazardous and toxic investigation and design services are or were recently held with the Army Corps of Engineers in New England; Savannah, Georgia; Louisville, Kentucky and Mobile, Alabama. M&E is performing nationwide contaminated soil and tank removal assignments for the Air Force Center for Environmental Excellence at Brooks Air Force Base, under several subcontracts. M&E is also a major subcontractor on contracts to provide hazardous waste services for the National Guard Bureau, the Air Force Mobility Command, and the Bureau of Reclamation at sites nationwide; and for the Naval Facilities Engineering Command Atlantic Division in the mid-Atlantic states, and the Air Force Material Command at Wright Patterson and Kelly Air Force Bases.

    M&E provides a broad spectrum of hazardous waste services from investigation to design to management of remedial measures in several other government agencies throughout the country. These include various contracts with the states of Florida and Connecticut and a ten year $40 million maximum value contract with EPA Region I (covering New England), awarded in 1996.

    SLUDGE MANAGEMENT SERVICES

    Because of M&E's experience with treatment technologies used for water supply and wastewater disposal, numerous municipal and industrial clients have engaged M&E to assist in the management and disposal of the sludge generated as a by-product of the treatment process. For these clients, M&E develops programs to minimize the generation of sludge, to alter it to more environmentally acceptable forms, and to develop and evaluate alternative processing and disposal technologies such as thickening, anaerobic digestion, conditioning, dewatering, incineration, composting and land application. M&E has assessed sludge handling and disposal alternatives, designed and assisted in the implementation of treatment technologies and operated sludge management facilities. Working with its clients, M&E has analyzed and designed innovative technologies and treatment alternatives for over forty-five sludge management projects and facilities with over three billion gallons per day of treatment capacity.

    M&E has designed and is providing construction support and training services for the San Diego Municipal Biosolids Center ("MBC"). Completed in 1998, the MBC, which represents San Diego's largest-ever infrastructure program, is one of the largest, most innovative sludge processing systems in the United States.

    SOLID WASTE MANAGEMENT SERVICES

    M&E has assisted numerous clients in the evaluation of solid waste management needs, including quantification of amounts and type, development of waste minimization programs and assessment of needed disposal capacity. M&E is experienced in planning and implementing alternative technologies and facilities for solid waste management which include landfills, incinerators, resource recovery plants and recycling.

    M&E's services for solid waste management facilities include facility planning, siting and permitting, design, construction management, operations and maintenance assistance, closure and post-closure programs for landfills and the collection and treatment of leachate from landfills. M&E is also experienced in the installation of monitoring wells and related sampling and testing procedures for groundwater protection in or about landfills.

    PROGRAM MANAGEMENT SERVICES

    M&E has developed extensive program management capabilities through its experience in the program planning and development, scheduling, financial planning, contract administration, procurement, construction management, control and coordination of large and complex projects. These capabilities enable M&E to effectively manage its own projects as well as to provide program management services to large environmental development and capital expenditure programs of others.

    M&E has continually expanded its program management expertise and resources by providing program management services for major national defense and municipal programs. For example, M&E has been providing long-term program management services for the upgrade of one of the largest wastewater facilities in the United States, the Blue Plains advanced wastewater treatment plant serving Washington, D.C., and for the drinking water system in Lawrence, Massachusetts. Under contract to the United States Air Force Logistics Command for the Peace Shield project, M&E entered into a joint venture with CRSS Inc. to provide program management services to deliver ground based facilities to support a new air defense system for the Royal Saudi Arabian Air Force. M&E was primarily responsible for applying its geotechnical, hydrological and construction management skills to site and build structures, roads, water and wastewater systems and other infrastructure to support the complex defense system. The facilities include underground command and control centers, long range radar sites, a central command center, a central maintenance facility and communications sites.

    DESIGN/BUILD AND DESIGN/BUILD/OPERATE SERVICES

    To expedite project delivery and reduce overall program costs, M&E offers design/build and, in conjunction with its sister company, PSG, design/build/operate service packages. The design/build market has grown tenfold in the last decade and, because of its many advantages, is expected to be the significant project delivery method in the future. M&E has recently been awarded several design/build projects in the United States and overseas, including providing design/build services in connection with PSG's design/build/finance/operate project in Freeport, Texas, and providing design/build services for capital improvements in connection with Triton LLP's Cranston, Rhode Island project. In 1998, the PSG/M&E team won a design/build/operate project in Taunton, Massachusetts, considered a significant example of an innovative public/private partnership in the wastewater market. The Cranston, Rhode Island project involves innovative financing and long-term operation by PSG. See "--The Water/Wastewater Privatization Market."

    INTERNATIONAL BUSINESS

    M&E has provided environmental and engineering services to clients in more than eighty nations, spanning all seven continents. Presently, M&E is providing planning, design, program and construction management services on several large projects in Egypt, Thailand, Singapore, Latin America and Eastern Europe.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    Financial information concerning the Company's operations by industry segment and the Company's foreign and domestic operations is set forth in
Note 13 to the Consolidated Financial Statements of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Financial Statements and
Supplementary Data."

MARKETS AND CUSTOMERS

    The Company markets its services and technologies to governmental and industrial customers throughout the United States, the Caribbean, Canada and the Pacific Rim. The Company also services customers in the Middle East and the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. The Company uses a coordinated system of in-house sales representatives and marketing managers, organized primarily by business segments and markets served. In fiscal 1998, sales to governmental customers approximated 94% and 73% of the Company's PSG and M&E segment sales, respectively.

    Contracts with federal, state, municipal and other governmental agencies generally may be terminated at any time at the option of the customer. In fiscal 1998, sales associated with PSG's contract with PRASA accounted for 24% of the Company's sales for such period and sales to the federal government approximated 10% of the Company's consolidated sales for such period. The Company benefits substantially from its long-term relationships with many of its clients which result in a significant amount of repeat business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

    The Company has experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers, the loss of any of which would not have a material adverse effect on the Company.

BACKLOG

    At October 31, 1998, the Company's total backlog was approximately $1.2 billion, compared to $1.1 billion at October 31, 1997, and consisted of PSG (82%) and M&E (18%). The Company estimates that approximately $357 million of the backlog represents work which will be completed in the next twelve months. The total backlog at October 31, 1998 represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount and includes approximately $345 million from the contract with PRASA. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders. Most of the Company's long-term contracts contain escalation provisions designed to protect the Company against increases in material and unit labor costs. The Company's total backlog included approximately 85% of work to be performed for federal, state and municipal governmental agencies as of October 31, 1998.

COMPETITION

    The Company faces substantial competition in each market in which it operates. The Company competes primarily on its engineering, scientific, technological and business expertise. To the extent that non-proprietary or conventional technologies are used, the Company also relies upon its experience and trade names as a basis for competition. Such trade names include: "Professional Services Group" and "Metcalf &Eddy" in the water and wastewater treatment and sludge management markets and "Metcalf &Eddy" in the hazardous waste remediation market. Many companies, some of which have greater resources than the Company, participate in the Company's markets and no assurance can be given that other such companies will not enter its markets.

    Customers for PSG's and M&E's water and wastewater services are primarily governmental entities and typically award contracts on the basis of technical qualifications and price. For PSG's treatment system OM&M contracts, technical qualification is required; however, price is generally a key determining factor. Treatment system OM&M agreements are generally for three to five-year periods, with various renewal options up to five years in duration, and contain certain escalators for inflation. In addition, recent developments in the water and wastewater treatment markets have led to longer-term contracts. See "--The Water/Wastewater Privatization Market." For M&E's design services contracts, the majority of which are cost-plus-fixed-fee arrangements, technical qualifications are the primary factor followed by price competitiveness. In the hazardous waste cleanup market, M&E competes with many local, regional and national firms on the basis of experience, reputation and price.

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

    In competing for municipal work, M&E most often participates in a process which involves an RFQ, a short-listing of qualified firms, then an RFP. In most cases, those firms submitting proposals are asked to make a presentation to the client selection committee. In the industrial market, selections are generally made from a limited, pre-qualified list of consultants, and competition is based on price. Federal procurements are conducted in accordance with strict federal requirements set forth in the Federal Acquisition Regulations ("FAR"). Selections are made on a combination of qualifications and cost criteria, and there is often competition for assignments among several selected consultants after the award of a contract.

    M&E's competitors fall into several categories. National competitors include integrated consulting engineering firms (offering several different services including consulting, design/build and contract operations), along with single service consulting firms. Regional firms are also competitors, although many have been acquired by larger firms. Low- cost regional providers also compete with M&E, particularly in the municipal water and wastewater market. M&E also competes with specialty construction management firms, niche players, major A/E firms, construction and utility companies, investor-owned water utilities, and integrated companies. Depending on the client's needs, however, M&E often teams with firms which might be competitors in other settings.

    There can be no assurance that the Company will be able to compete successfully with its existing or any new competitors or that competitive pressures faced by the Company will not materially and adversely affect its results of operations and financial condition. In addition, while the Company has been successful in obtaining new contracts and renewing existing contracts, there can be no assurance that, due to competitive pressures, the margins achieved from such contracts will not be decreased.

REGULATION

    Over the past twenty-five years, significant environmental laws at the federal, state and local level have been enacted in response to public concern over the environment. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the Company's products and services.

    The Safe Drinking Water Act of 1974 directs the EPA to set drinking water standards for the estimated 57,561 community water supply systems in the United States. In 1996, Congress reauthorized the act through the Safe Drinking Water Act Amendments of 1996. The amendments have brought substantial changes to the regulation and financing of water systems. The changes focused on four elements:

o regulatory improvements, including standards based on better science, risk assessment, and prioritization of efforts;

o new, stronger programs to prevent contamination of drinking water sources;

o expanded information for water system consumers, including specific "right-to-know" provisions; and

o new funding for states and community water systems through a drinking water state revolving fund program.

    The new regulatory framework provides a more manageable program for community systems to monitor and treat drinking water supplies than the previous law. Communities therefore will not be as delayed by uncertainty and will be able to design and install the technologies and systems needed to achieve regulatory compliance.

    The amendments maintain the current process and set a schedule for implementation of two far-reaching proposals which were promulgated in 1998. The first proposal, the disinfectants and disinfection by-products rule ("D/DBP"), establishes disinfectant level goals for chlorination and maximum contaminant level goals for potentially harmful disinfection byproducts, notably trihalomethanes. The second proposal, the enhanced surface water treatment rule ("ESWTR"), focuses on treatment requirements for waterborne disease-causing organisms, or pathogens. Final adoption of these rules under the new schedule will affect the majority of the Company's municipal clients who will need to study, design, build and operate more sophisticated facilities.

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

    Key areas for which regulations have been issued include industrial wastewater pretreatment, surface water toxics control and sewage sludge disposal. The Clean Water Act requires pretreatment of industrial wastewater before discharge into municipal systems and gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges. These rules issued by the EPA will increase the need for facility upgrading and control of industrial discharges. The revised regulations tighten prohibitions against discharge of toxic wastes, and subject industries, which discharge into public sewers, to stringent controls, inspections, monitoring and testing requirements. The surface water toxics program requires states to identify waters adversely affected by toxics and propose control strategies. Also under the Clean Water Act, the EPA published in February 1993, and amended in February 1994, a rule setting standards for the use and disposal of sludge when it is applied to land to condition the soil, is disposed on land by placing it in surface disposal sites, or is incinerated. Final "Stormwater" regulations were issued in November 1990 and establish management requirements for municipalities serving populations over 100,000 and industries within specified categories.

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

    Under applicable RCRA regulations, generators who generate more than a certain amount of hazardous waste per month are required to package and label shipments of hazardous waste in accordance with detailed regulations and to prepare a manifest identifying the material and stating its destination before shipment off-site. Every facility that treats, stores or disposes of hazardous waste must obtain an RCRA permit from the EPA, or a state agency which has been authorized by the EPA to administer its state program, and must comply with certain operating, financial responsibility and disclosure requirements. RCRA also provides for corrective actions to remediate contamination resulting from the disposal of hazardous waste.

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

    In June 1996, the EPA published its final Risk Management Program (RMP) rule, 40 Code of Federal Regulations (CFR) 68. Promulgated under the authority of section 112(r) of the Clean Air Act Amendments (CAAA) of 1990, the intent of this rule is to prevent accidental releases of regulated substances to the environment.

    Compliance with RMP includes conducting a hazard assessment for regulating chemicals, developing a prevention program, an emergency response program, and electronically filing the RMP to the EPA. Information submitted to the EPA will be available to the public. The deadline for compliance with this rule is three years after publication in the Federal Register, or June 21, 1999.

    This regulation may benefit the Company through provision of RMP related services or engineering design services to existing clients and to other industries and facilities that must comply with the regulation by the June 1999 deadline.

    The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") established the Superfund program to clean up hazardous waste sites and provides for penalties for noncompliance. Superfund has been interpreted to impose strict joint and several liability on owners and operators of facilities, transporters, and persons who arrange for the disposal or treatment of hazardous substances for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Where potentially responsible parties cannot be identified, are without resources or are unresponsive, federal funds may be used. In addition, the Superfund Amendments and Reauthorization Act of 1986 established more stringent cleanup standards and accelerated mandatory schedules to ensure rapid and permanent solutions in cleaning up sites. Superfund was slated for reauthorization, and possible substantial revision, in 1995, 1996, 1997 and again in 1998. It will be reconsidered in 1999, although it is unclear whether reauthorization will occur due to the very controversial issues surrounding retroactive liability and natural resource damage evaluation.

    In addition to federal environmental regulations, most states and many local authorities have enacted laws regulating activities affecting the environment. Many of these state and local laws have imposed stricter standards and regulations than their federal counterparts, and as a result are also an important market driver for the Company's products and services.

BONDING

    The Company is often required to procure bid, performance and/or payment bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter an awarded contract at the price bid; a performance bond guarantees performance of the contract by Company; and a payment bond (which may or may not be issued in conjunction with a performance bond) secures the Company's payment obligations to its subcontractors and vendors under bonded contracts. The Company entered into an Agreement of Indemnity (the "Indemnity Agreement"), dated as of September 15, 1998, with the CIGNA Companies ("CIGNA"). Under the Indemnity Agreement, CIGNA, through any one or more of its companies, will provide bid, performance and/or payment bonds in support of the Company's client contractual requirements. The Indemnity Agreement requires no additional indemnity or guarantee other than that provided by Company. The Company also maintains a Master Surety Agreement (the "Master Agreement"), dated October 31, 1995, with United States Fidelity and Guaranty Company and certain of its affiliates (collectively "USF&G"). USF&G was recently acquired by the St. Paul Fire and Marine Insurance Company. Pursuant to the Master Agreement, USF&G has provided bid, performance and/or payment bonds in support of the Company's client contractual requirements. VNA has partially indemnified USF&G under the Master Agreement. There can be no assurance that USF&G will continue to provide bid, performance and/or payment bonds without a similar indemnity from Vivendi or one of its affiliates.

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

EMPLOYEES

    At October 31, 1998, the Company had approximately 2,550 full-time employees, of whom approximately 1,600 were employed in PSG, 900 were employed in M&E and 50 were employed in Research-Cottrell. The divestiture of Research-Cottrell was completed in January 1999. The Company does not believe that the loss of the services of any person employed by the Company would have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

    The Company believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs. At October 31, 1998, the principal physical properties of the Company were as follows:

                                          Approximate  Approximate
                                            Square       Square
                                           Footage       Footage      Lease
Location                  Function          Owned        Leased     Expiration
--------                  --------        -----------  -----------  ----------

Branchburg, NJ........Former Corporate     89,466 on       --           --
                      Office/M&E,           46 acres
                      Research-
                      Cottrell and
                      Aqua Alliance Inc.

Wakefield, MA.........M&E Office and          --          139,687         2005
                      Current
                      Corporate Office

Miramar, FL...........M&E Office              --           13,936         2005

Chicago, IL...........M&E Office              --            7,030         2002

Houston, TX...........PSG Corporate Office    --           22,706         2003

Honolulu, HI..........M&E Office              --           15,833         2003

Santa Barbara, CA.....M&E Office              --            4,328         2000

New York, NY..........M&E Office              --           10,413         2004

Columbus, OH..........M&E Office              --           22,515         2004

Atlanta, GA...........M&E Office              --           11,051         2004

San Diego, CA.........M&E Office              --           12,978         2002

   In addition, the Company leases space in approximately 39 other domestic locations and 4 locations in Canada, Europe and the Far East. Also, the Company operates and provides services from approximately 115 treatment facilities, two of which it owns. The Company is planning on the closure of the PSG Corporate Office in Houston, Texas and expansion and relocation of the Atlanta, Georgia office to accommodate PSG transferred employees as well as new staffing resulting from the reorganization. The Company has no other current plans or requirements for additional space.

   On January 22, 1999, the Company entered into a Purchase and Sale Agreement for the Branchburg, New Jersey, building and land.

ITEM 3.  LEGAL PROCEEDINGS

DOJ INVESTIGATION

    In connection with a broad investigation by the U.S. Department of Justice (the "DOJ") into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996, requesting documents regarding certain PSG consultants and representatives who had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system (the "DOJ Investigation"). PSG has cooperated and continues to cooperate with the DOJ which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's then Chief Executive Officer on administrative leave of absence with pay. The PSG Chief Executive Officer, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the DOJ and continues to cooperate fully with its investigation. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

BREMERTON LITIGATION

    The City of Bremerton, Washington brought a contribution and contract action against M&E Services, the operator of a City-owned wastewater treatment plant from 1987 until late 1995. The action arises from two prior lawsuits against the City for alleged odor nuisances brought by two groups of homeowners neighboring the plant. In the first homeowners' suit, the City paid $4.3 million in cash and approximately $5 million for odor control technology to settle the case. M&E Services understands the odor control measures generally have been successful and the odors have been reduced as a result. M&E Services was not a party to the first homeowners' suit, which has been dismissed with prejudice as to all parties. In the settlement of the second homeowners' case, the City of Bremerton paid the homeowners $2.9 million, and M&E Services contributed $0.6 million to the settlement without admitting liability. All claims raised by the homeowners in the second suit have been resolved. All claims by and between M&E Services and the City in the second homeowners' suit were expressly reserved.

    At trial, which commenced on March 2, 1998, the City sought to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorney's fees. The damages claimed exceeded $14 million. On April 22, 1998, the jury returned a verdict against M&E Services and in favor of the City in the net amount of approximately $0.6 million. After considering various motions by the City challenging the verdict and its amount, on June 26, 1998, the trial court entered final judgement against M&E Services and in favor of the City in the net amount of approximately $0.75 million. Both sides have appealed. The appellate court could increase or decrease the judgement by $2.0 million or more or remand the case for a new trial. No assurances can be given that, as a result of further court proceedings, an adverse judgement would not have a material adverse effect on the financial position or results of operations of the Company.

BELGIUM LITIGATION

    On October 14, 1997, Research-Cottrell, Inc. (now known as AWT Air Company, Inc.) and its subsidiary, Research-Cottrell Belgium, S.A., (now known as AWT Air Company (Belgium) S.A.) ("AWT Belgium") were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is AWT Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from AWT Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the AWT Belgium equipment, but also lost profits, damages to business reputation, theft of employees (AWT Belgium hired two former Seghers' employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to AWT Belgium due to alleged unfair pricing practices by AWT Belgium and other miscellaneous interest charges and costs. Seghers has also filed a suit in Belgium against AWT Belgium, Hamon Research-Cottrell (Belgium) S.A., the purchaser of AWT Belgium's assets, and related entities, claiming that the sale of AWT Belgium would operate as a fraud and deprive Seghers of its rightful recovery in the litigation. The cases involve complex technical and legal issues and are in their early stages. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has counterclaims based upon Seghers' breaches of contract.

U.S. ATTORNEY'S OFFICE INVESTIGATION

   The United States Attorney's Office (the "U.S. Attorney's Office") in Boston, Massachusetts is conducting an investigation of certain entertainment and travel payments allegedly made to Egyptian officials between 1994 and 1996 by the Company's subsidiary, Metcalf &Eddy International, Inc. (which was merged into its parent, M&E), while Metcalf &Eddy International, Inc. was performing services in Egypt pursuant to contracts with the United States Agency for International Development. M&E has cooperated and continues to cooperate fully with the U.S. Attorney's Office. No charges of wrongdoing have been brought against M&E or any M&E executive or employee by any grand jury or other government authority. To date, the government has advised M&E that it has made no decision as to how it will proceed.

OTHER MATTERS

   The Company and its subsidiaries are parties to various other legal actions and government audits arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such actions and audits, individually or in the aggregate, will not have an adverse effect on the consolidated financial position or results of operations of the Company taken as a whole. Moreover, as a general matter, providers of services similar to those provided by the Company may be subject to lawsuits alleging negligence or other similar claims and environmental liabilities, which may involve claims for substantial damages. Damages assessed in connection with and the costs of defending any such actions could be substantial. The Company's management believes that the levels of insurance coverage are adequate to cover currently estimated exposures. Although the Company believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, there can be no assurance that the Company will be able to obtain such coverage or will be able to do so at an acceptable cost or that the Company will not incur significant liabilities in excess of policy limits.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Class A Common Stock, par value $.001 per share, of the Company (the "Class A Common Stock") began trading publicly on August 10, 1989 at an initial public offering price of $17.00 per share and is traded on the American Stock Exchange, Inc. AMEX under the symbol "AAI." On January 27, 1999 there were 564 holders of record of the Company's Class A Common Stock.

    The following table sets forth, for the fiscal periods shown, the high and low sales prices for the Class A Common Stock as reported on the AMEX.


                                   High        Low
                                   ----        ---
Fiscal 1997
   First Quarter................. $7.500      $5.000
   Second Quarter................ $6.500      $4.500
   Third Quarter................. $5.250      $2.250
   Fourth Quarter................ $4.063      $1.250
Fiscal 1998
   First Quarter................. $1.875      $0.938
   Second Quarter................ $2.500      $1.438
   Third Quarter................. $3.375      $1.625
   Fourth Quarter................ $2.875      $1.250

   The Company did not declare any cash dividends on its Class A Common Stock during fiscal 1997 and 1998. Pursuant to the Company's senior secured bank credit facility (the "Bank Credit Facility"), the Company is prohibited from declaring or paying cash dividends on its Class A Common Stock or making other restricted payments, as defined in the Bank Credit Facility. The Company currently intends to retain its earnings, if any, to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

   In its recently completed Rights Offering, the Company issued transferable three-year Warrants to purchase shares of Class A Common Stock to subscribers (other than Vivendi and VNA) in the Rights Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition." The Warrants expire on March 11, 2001, and each Warrant entitles the holder to acquire one share of Class A Common Stock at an exercise price of $2.50 per share, subject to customary antidilution adjustments. See "Certain Relationships and Related Transactions - The Rights Offering." On March 12, 1998, the Warrants were approved for listing on the AMEX and currently trade on the AMEX under the symbol "AAI.WS." An aggregate of 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued in the Rights Offering. As of January 27, 1999, there were 16 holders of record of the Company's Warrants and there were outstanding an aggregate of 3,949,099 Warrants to purchase an aggregate of 3,949,099 shares of Class A Common Stock.

   The following table sets forth, for the fiscal periods shown, the high and low sales prices for the Warrants as reported on the AMEX.


                               High              Low
Fiscal 1998
   Second Quarter..........    $1.375           $0.750
   Third Quarter...........    $1.813           $0.813
   Fourth Quarter..........    $1.438           $0.563


ITEM 6.   SELECTED FINANCIAL DATA

    The following table presents selected historical financial data for the Company. The information contained herein should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and related Notes thereto as of and for the years then ended.


                     SELECTED CONSOLIDATED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              FISCAL YEARS ENDED OCTOBER 31,
                                           -----------------------------------------------------------------
                                             1998(1)          1997         1996         1995        1994(7)
                                             -------          ----         ----         ----        -------
INCOME STATEMENT DATA:
Sales(2) ..............................    $ 445,119     $ 456,375     $ 482,091     $ 398,661     $ 309,401
COST OF SALES .........................      389,737       385,573       394,124       309,496       243,786
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ............................       61,379        75,755        62,316        66,697        64,814
DEPRECIATION AND AMORTIZATION .........       13,110        16,861        13,983        12,279         9,969
UNUSUAL CHARGES (RECOVERY) ............       (3,000)        5,000          --            --          63,400
                                           ---------     ---------     ---------     ---------     ---------

OPERATING INCOME (LOSS) FROM CONTINUING
OPERATIONS ............................      (16,107)      (26,814)       11,668        10,189       (72,568)
INTEREST INCOME .......................          509           359           923         1,113           979
INTEREST EXPENSE ......................      (14,899)      (24,356)      (22,597)      (23,925)      (24,117)
OTHER EXPENSE, NET ....................       (1,273)         (502)       (2,296)          (37)       (3,762)
                                           ---------     ---------     ---------     ---------     ---------

LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES, EXTRAORDINARY
   ITEM, AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE .....      (31,770)      (51,313)      (12,302)      (12,660)       (99,468)
INCOME TAX (EXPENSE) BENEFIT ..........       (1,099)         (514)        1,246          (587)       (1,172)
                                           ---------     ---------     ---------     ---------     ---------

LOSS FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY ITEM ....................      (32,869)      (51,827       (11,056)      (13,247)     (100,640)
INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS(3) .....................       (6,000)     (108,754)        5,788         5,262      (153,138)
EXTRAORDINARY ITEM ....................         --            --            --            --          (8,000)
CUMULATIVE  EFFECT ON PRIOR YEARS
    (TO OCTOBER 31, 1997) OF CHANGE
    IN THE METHOD OF ACCOUNTING
    FOR  START-UP COSTS(4) ............      (11,082)         --            --            --            --
                                           ---------     ---------     ---------     ---------     ---------
      NET LOSS ........................      (49,951)     (160,581)       (5,268)       (7,985)     (261,778)
PREFERRED STOCK DIVIDENDS(5) ..........         --          (3,300)       (3,300)       (3,300)       (1,245)
                                           ---------     ---------     ---------     ---------     ---------
NET LOSS APPLICABLE TO COMMON
    STOCKHOLDERS ......................    $ (49,951)    $(163,881)    $  (8,568)    $ (11,285)    $(263,023)
                                           =========     =========     =========     =========     =========
      BASIC EARNINGS (LOSS) PER
      COMMON SHARE (AFTER PREFERRED
      STOCK DIVIDENDS(6):
        CONTINUING OPERATIONS BEFORE
         EXTRAORDINARY ITEM ...........    $    (.24)    $   (1.72)    $    (.45)    $    (.52)    $   (3.69)
        DISCONTINUED OPERATIONS .......         (.05)        (3.40)          .18           .17         (5.54)
        EXTRAORDINARY ITEM ............         --            --            --            --            (.29)
        CUMULATIVE EFFECT ON PRIOR
         YEARS (TO OCTOBER 31, 1997)
         OF CHANGE IN THE METHOD OF
         ACCOUNTING FOR START-UP
         COSTS (4) ....................         (.08)         --            --            --            --
                                           ---------     ---------     ---------     ---------     ---------
   NET LOSS ...........................         (.37)        (5.12)         (.27)         (.35)        (9.52)
                                           =========     =========     =========     =========     =========
      WEIGHTED AVERAGE SHARES
        OUTSTANDING ...................      136,121       32,019         32,018        32,018        27,632
                                           =========     =========     =========     =========     =========


                                                                  AS OF OCTOBER 31,
                                          -------------------------------------------------------------------
                                              1998         1997           1996         1995          1994
                                              ----         ----           ----         ----          ----
BALANCE SHEET DATA:
Working capital (deficit) .............    $ (51,503)    $ (55,802)    $   7,556    $ (12,568)    $ (51,206)
TOTAL ASSETS ..........................      359,352       383,065       496,358      489,318       496,953
GOODWILL ..............................      159,198       164,337       169,578      174,601       177,888(8)
LONG-TERM DEBT ........................      119,405       307,845       306,542      289,120       245,984
STOCKHOLDERS' EQUITY (DEFICIT).........       43,520      (109,262)       54,241       63,089        74,381





               NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) See Note 4 to the Consolidated Financial Statements of the Company for discussion of the Recapitalization Agreement and see Note 3 to the Consolidated Financial Statements of the Company for discussion of the Company's relationship with Vivendi.

(2) See Note 12 to the Consolidated Financial Statements of the Company for discussion of PSG's contract with PRASA.

(3) See Note 5 to the Consolidated Financial Statements of the Company for discussion of the Research-Cottrell divestiture and its related losses reflected in fiscal 1997 and 1998.

(4) See Note 2 to the Consolidated Financial Statements of the Company for discussion of the Company's adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities" issued in April 1998. As permitted thereunder, the Company has early adopted SOP 98-5 effective November 1, 1997.

(5) The Company did not declare the quarterly dividends aggregating $1,650,000 due September 30, 1997, and December 31, 1997, on its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), all of which was held by Vivendi, due to its concerns over liquidity and adequacy of its surplus. On January 28, 1998, as part of the Recapitalization, the Company effected the Exchange (as defined hereinafter) pursuant to which all of the shares of Series A Preferred Stock held by Vivendi (representing all of the issued and outstanding shares of Series A Preferred Stock) were exchanged for shares of Class A Common Stock. The dividends in arrears on the Series A Preferred Stock were extinguished pursuant to the Exchange.

(6) The Company has never declared or paid cash dividends on the Class A Common Stock, and the Bank Credit Facility prohibits the Company from declaring or paying cash dividends on the Class A Common Stock. The Company intends to retain its earnings, if any, to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future.

(7) The Company's results in 1994 include losses from discontinued operations including $38.2 million related to its asbestos abatement business ("Falcon"), $4.6 million related to its natural gas compressor and power generation system business ("Pamco") and $110.3 million related to Research-Cottrell, its air pollution control business, including unusual charges of $81.8 million related to among other items, anticipated divestitures, deferred software and other asset write-offs and specific contract reserves and project costs overruns. The $8.0 million extraordinary loss reflected in 1994 resulted from a one-time premium required to retire $100 million aggregate principal amount of 11.8% Senior Notes with The Prudential Insurance Company of America. The 1994 results also include unusual charges to continuing operations of $63.4 million related to among other items estimated costs to settle pending litigation including PRASA's dispute with M&E, termination of certain leases and facility closings, employee termination benefits and various costs and asset writedowns related to certain businesses and specific projects.

(8) On June 14, 1994, the Company acquired VNA's PSG water/wastewater management subsidiary for $70.2 million (6,701,500 shares of Class A Common Stock at the quoted market price at date of issuance, plus direct acquisition costs of $4.9 million), resulting in goodwill of $57.8 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   The Company operates principally in two segments: PSG which is focused on the operation of water and wastewater treatment facilities and M&E which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research-Cottrell which provides air pollution control technologies and services. The divestiture of Research-Cottrell was completed on January 19, 1999. See "--Financial Condition."


   DEMAND FOR THE COMPANY'S SERVICES AND TECHNOLOGIES

   Demand for the Company's services and technologies arises principally from three sources:

o need for governmental agencies to reduce costs through productivity improvements and improve the quality of services;

o upgrade of existing facilities and the need for new capacity at water and wastewater treatment facilities and various industrial pollution sources, such as waste incineration and industrial process plants, which must comply with existing environmental legislation and regulations; and

o regulations mandating new or increased levels of water pollution control, water supply and solid waste management as well as remediation of contaminated sites.

   DEPENDENCE ON KEY PROJECTS AND GOVERNMENT CONTRACTS

   In any given period, a substantial percentage of the Company's sales is dependent upon several large projects. To the extent that these projects are canceled or substantially delayed and not replaced, it could have a material adverse impact on the Company's sales and earnings.

   Approximately 86% of the Company's fiscal year 1998 gross revenues were derived from contracts with federal, state, municipal and other governmental agencies. The termination of any of the Company's significant contracts with such governmental agencies, or the failure to obtain either extensions or renewals of certain existing contracts or additional contracts with such governmental agencies, could have a material adverse effect on the Company's earnings and business.

   In fiscal year 1998, the contract of PSG's wholly-owned subsidiary, P S Group of Puerto Rico (PSG), Inc. ("PSG Puerto Rico"), with PRASA accounted for 39% of PSG's total sales and 24% of the Company's total sales. Under this contract, PSG Puerto Rico provides for the operation, management, repair and maintenance of Puerto Rico's water and wastewater sewage treatment system. The PRASA system serves the 3.8 million residents of Puerto Rico. Pursuant to the terms of the contract, PSG Puerto Rico manages 69 wastewater plants, 128 water treatment plants and related collection and distribution systems and pumping stations in Puerto Rico.

   On September 15, 1998, the Company and a Vivendi subsidiary executed a replacement contract, which amended and restated the original contract, with PRASA for a term of approximately three years beginning September 15, 1998. The Company has agreed to function as the agent of Vivendi's water subsidiary for operations under the new contract through a Puerto Rico subsidiary of the Company. In addition, the Company, Vivendi and PRASA agreed to an increase in the scope and fee structure of the original contract. PRASA has an option to terminate the contract after two years with a 90-day written notice. Management expects that the contract with PRASA will not be prematurely cancelled by PRASA but will remain in effect through its extended term, August 31, 2001. Revenues under the new contract are expected to reach approximately $125 million per year. As of October 31, 1998, PSG had receivables of $45.7 million due from PRASA for certain reimbursable costs. See "--Financial Condition."

   Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expired in June 1998. The Company is currently negotiating a new collective bargaining agreement.

   Summarized below is certain financial data including information relating to the Company's business segments.

                                            Fiscal Years Ended October 31,
                                       --------------------------------------
                                          1998          1997          1996
                                          ----          ----          ----
                                                      (In thousands)
Sales:
      Professional Services Group .    $ 271,512     $ 271,650     $ 270,640
      Metcalf &Eddy ...............      176,007       186,490       215,358
      Other and eliminations ......       (2,400)       (1,765)       (3,907)
                                       ---------     ---------     ---------
                                         445,119       456,375       482,091
                                       ---------     ---------     ---------
COST OF SALES:
      Professional Services Group .      243,768       241,538       242,225
      Metcalf &Eddy ...............      148,369       145,800       155,806
      Other and eliminations ......       (2,400)       (1,765)       (3,907)
                                       ---------     ---------     ---------
                                         389,737       385,573       394,124
                                       ---------     ---------     ---------
GROSS MARGIN
      Professional Services Group .       27,744        30,112        28,415
      Metcalf &Eddy ...............       27,638        40,690        59,552
      Other and eliminations ......         --            --            --
                                       ---------     ---------     ---------
                                          55,382        70,802        87,967
                                       ---------     ---------     ---------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:
      Professional Services Group .       14,077        20,169        13,657
      Metcalf &Eddy ...............       39,961        47,136        39,939
      Corporate (unallocated) .....        7,341         8,450         8,720
                                       ---------     ---------     ---------
                                          61,379        75,755        62,316
                                       ---------     ---------     ---------
DEPRECIATION AND AMORTIZATION:
      Professional Services Group .        5,439         8,119         7,335
      Metcalf &Eddy ...............        7,156         8,227         6,223
      Corporate (unallocated) .....          515           515           425
                                       ---------     ---------     ---------
                                          13,110        16,861        13,983
                                       ---------     ---------     ---------
IMPAIRMENT CHARGE (RECOVERY):
      Professional Services Group .         --            --            --
      Metcalf &Eddy ...............         --            --            --
      Corporate (unallocated) .....       (3,000)        5,000          --
                                       ---------     ---------     ---------
                                          (3,000)        5,000          --
                                       ---------     ---------     ---------
OPERATING INCOME (LOSS):
      Professional Services Group .        8,228         1,824         7,423
      Metcalf &Eddy ...............      (19,479)      (14,673)       13,390
      Other .......................         --            --            --
      Corporate (unallocated) .....       (4,856)      (13,965)       (9,145)
                                       ---------     ---------     ---------
                                         (16,107)      (26,814)       11,668
                                       ---------     ---------     ---------
Interest expense, net .............      (14,390)      (23,997)      (21,674)
Other expense, net ................       (1,273)         (502)       (2,296)
Income tax (expense) benefit ......       (1,099)         (514)        1,246
                                       ---------     ---------     ---------
Loss from continuing operations ...      (32,869)      (51,827)      (11,056)
Income (loss) from discontinued
   operations .....................       (6,000)     (108,754)        5,788
Cumulative effect on prior years
  (to October 31, 1997) of change
  in the method of accounting for
  start-up costs ..................      (11,082)         --            --
                                       ---------     ---------     ---------
Net loss ..........................    $ (49,951)    $ 160,581)    $  (5,268)
                                       =========     =========     =========


FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER
31, 1997

   Overview

    The Company's net loss decreased from $160.6 million (including losses from discontinued operations of $108.8 million) during the year ended October 31, 1997 to $50.0 million (including a $6.0 million loss from discontinued operations and an $11.1 million cumulative effect on prior years of an accounting change) during the year ended October 31, 1998. These charges are more fully described below and in the Consolidated Financial Statements of the Company. The fiscal 1998 loss from continuing operations reflects an improvement of $19.0 million compared to the prior year. As discussed in more detail with the comparison of each segment, these results include a $6.4 million increase in operating income for PSG (partially offset by a $4.8 million increase in M&E's operating loss), a $3.0 million impairment recovery and a $9.6 million decrease in interest expense. Sales decreased $11.3 million, primarily in M&E. The Company continues to be successful in obtaining contract renewals and extensions, including the PRASA contract extension in September 1998. However, sales growth was impacted by delays in municipal clients' implementation schedules, the slowdown in certain international markets and competition. At October 31, 1998, the Company's backlog was approximately $1.2 billion compared to $1.1 billion at October 31, 1997, and consisted of PSG (82%) and M&E (18%).

    In October 1998, the Company announced a restructuring and change of headquarters. The Company is now headquartered in Wakefield, Massachusetts. Since this reorganization, regional managers have been appointed to coordinate and develop the Company's activities in each region and corporate functions have been regrouped to implement synergies and reduce costs. See "Business -- Revised Business Strategy."

   Professional Services Group

    Operating income was $8.2 million for the year ended October 31, 1998, and reflects a $6.4 million increase from the comparable 1997 period. This improvement is primarily due to the fourth quarter results; the PRASA contract settlement in September 1998 provided a recovery of approximately $6.5 million of prior claims and costs, covering the period September 1, 1995 through February 28, 1998, and an increased scope of work thereafter. See "--Financial Condition" and Note 12 to the Consolidated Financial Statements for the Company. Additionally, the Company adopted the AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP-98-5"), resulting in reduced amortization cost of approximately $3.5 million compared to the prior year. See Note 2 to the Consolidated Financial Statements of the Company. Partially offsetting factors include $4.2 million in contract cost charges and higher professional fees reflected in the 1997 results.

    Gross margin rates decreased due primarily to higher direct project costs (sludge disposal, utilities and labor costs) required for certain initial first year contracts and the impact of the adoption of SOP 98-5. These charges were partially offset by the PRASA settlement agreement.

    The decrease in selling, general and administrative expenses of $6.1 million was due primarily to higher professional fees of $5.7 million in 1997 related to marketing consultants, the DOJ Investigation and certain litigation matters and $1.2 million provision from revised collectibility estimates for non-current note receivables.

   The $2.7 million decrease in depreciation and amortization costs reflects the early adoption of SOP 98-5.

   Sales remained comparable to the prior period as a result of the privatization market developing more slowly than anticipated. Although PSG has been successful in obtaining contract renewals, it continues to experience delays in negotiating and closing new business opportunities due to municipal clients' implementation schedules.

   Metcalf &Eddy

    The operating loss of $19.5 million for the year ended October 31, 1998, was primarily the result of $14.5 million of charges, including $11.0 million of increases to its accruals for professional liability and certain project costs due to revised estimates of the expected outcome of certain unasserted and asserted claims and litigation incurred in the normal course of business, $0.5 million of equipment write-offs, and other direct costs of $3.0 million.

   The comparable prior periods included certain operating charges and asset write-offs of $19.4 million related to the increase in reserves for the collectibility of certain receivables, litigation, professional liability and certain project costs, equipment write-offs, a lease cancellation penalty and other direct and indirect costs. The prior period's cost of sales, selling, general and administrative expenses, and depreciation and amortization include, respectively, $8.0 million, $10.1 million, and $1.3 million of these charges.

    In addition to the effect of the aforementioned charges, lower sales volume and gross margin rates partially offset by lower selling, general and administrative expenses, reduced the operating results by $4.8 million from the comparable period ended October 31, 1997. The reduction in sales volume of $10.5 million during the period reduced the operating results by $2.3 million due to delays in obtaining task order releases primarily within the hazardous waste remediation service lines, contracts awarded to competitors, and delayed procurement in international markets. Recognizing the trend in lower sales volumes the Company has created a new Business Development function headed by Mr. Bolton. See "Directors and Executive Officers of the Registrant."

    The lower gross margin rates reduced the operating results by $10.8 million during the period due to pricing pressures and a business mix shift from self-performed work to subcontracted work and higher than anticipated costs on certain projects. Partially offsetting the lower margins were selling, general and administrative expense reductions of $7.2 during the year ended October 31, 1998, as compared to the comparable 1997 period as a result of lower personnel related costs, facility costs, and professional fees. The $1.1 million reduction in depreciation and amortization from the comparable prior period primarily resulted from the reduction of the estimated useful lives of computer equipment reflected in the prior period.

Corporate & Other

   The $1.1 million decrease in unallocated corporate selling, general and administrative expenses for the year ended October 31, 1998 reflects a $2.3 million settlement of a certain lawsuit and the reversal of certain reserves, both related to discontinued operations, partially offset by the cost of the corporate office relocation to Wakefield, Massachusetts and selling costs related to large privatization projects.

   The impairment recovery of $3.0 million reflects an increase in the carrying value of the Branchburg, New Jersey land and building, based on a letter of intent received in October 1998. On January 22, 1999, the Company entered into a Purchase and Sale Agreement for the Branchburg, New Jersey land and building.

   The repayment of borrowings from Vivendi and VNA, and to a lesser extent the Bank Credit Facility, with a portion of the gross proceeds from the Rights Offering, which was completed in March 1998, resulted in a $9.6 million reduction in interest expense. See "--Financial Condition."

Discontinued Operation-Research-Cottrell Divestiture

   During the course of fiscal 1998, the Company divested a major portion of the Research-Cottrell business.

   On June 6, 1998, the Company entered into an agreement with Hamon & Cie ("Hamon"), pursuant to which Hamon acquired substantially all assets (excluding certain contracts) and assumed substantially all liabilities (excluding certain contracts, employee benefits and insurance liabilities) related to the air pollution control operations of Research-Cottrell, Thermal Transfer Corporation and Custodis-Cottrell, including the stock of certain related European subsidiaries. The transaction closed on July 23, 1998 and the Company received $6.8 million. The final purchase price is expected to be $7.5 million after a $2.3 million payment to Hamon in August 1998 for the cash flows generated by the businesses during the closing period and including a $3.0 million deferred payment by Hamon due in July 2000. The $3.0 million deferred payment is subject to adjustment pursuant to possible indemnification in favor of Hamon under the agreement. Management does not expect any adjustment to the deferred payment at this time.

   During October 1998, the Company finalized the sale of two additional units of the air pollution control business (Flex-Kleen & KVB) in two separate transactions. The sale of these businesses which included the sale of substantially all of the assets of Flex-Kleen and the common stock of KVB was accomplished for a total value approximating $14.4 million, after taking into consideration certain post-closing price adjustments. In connection with the sale of KVB, the Company accepted $435,000 of notes payable due in installments through the year 2001.

    During 1998, the Company revised its estimated loss on disposal and recorded an additional $6.0 million charge. Although management believes that current provisions for the liquidation of Research-Cottrell are adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final settlements relating to the sale of the Research-Cottrell operations, actual results through disposition and final resolution of any retained liabilities. The divestiture of Research-Cottrell was completed on January 19, 1999 with the sale of REECO to Durr.

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER
31, 1996

   Overview

   As discussed in more detail with the comparison of each segment's results, the Company's net loss increased from $5.3 million during the year ended October 31, 1996 to $160.6 million (including losses from discontinued operations of $108.8 million) during the year ended October 31, 1997. This was primarily the result of certain operating charges and asset write-offs, including charges taken in connection with the planned Research-Cottrell divestiture, all as more fully described below. Sales have decreased from $482.1 million to $456.4 million primarily due to lower M&E sales volumes as a result of delays in awards of new contracts. At October 31, 1997, the Company's total backlog was approximately $1.1 billion and consisted of PSG (78%) and M&E (22%).

   Revised Business Strategy

   During the second quarter of 1997, the Company completed a review of its operations' three year business plans. These plans included a detailed analysis of markets, growth opportunities and forecasted three year operating results, cash flows and return on capital employed for each business segment. As a result of this review, management considered the actions necessary to redeploy its capital to PSG and M&E, its core water business. The strategic analysis conducted led to the conclusion that the Company did not have the overall size and expertise to grow the air pollution control businesses profitably. Among other factors contributing to this approach were recent tax law changes which may extend the duration of OM&M contracts and create additional opportunities within the water and wastewater treatment markets which are the primary markets for PSG and M&E. See "Business--The Water/Wastewater Privatization Market."

   Furthermore, the returns on capital employed within the PSG and M&E segments are forecasted to be greater than the returns for the Research-Cottrell segment. From a competitive standpoint, management also believes that the Company has greater competitive advantages and market penetration through its PSG and M&E businesses than what has been achieved by its Research-Cottrell operations.

   As a result of the above, management assessed the impact of de-emphasizing the Research-Cottrell business segment and redeploying its capital to its PSG and M&E segments. A financial advisor was retained to assist the Company in exploring strategic alternatives related to this redeployment. On December 2, 1997, the Company announced its decision to divest Research-Cottrell.

   Professional Services Group

   Operating income was $1.8 million for the year ended October 31, 1997 and reflects a $5.6 million decrease from the comparable 1996 period primarily due to certain operating costs and asset write-offs which approximated $6.9 million. These costs were primarily related to professional fees of $5.7 million related to marketing consultants, the DOJ Investigation and certain litigation matters, and provisions of $1.2 million for revised collectibility estimates for certain non-current note receivables. Excluding the effect of the aforementioned charges, the operating results were $1.3 million higher than the comparable 1996 period due to the timing of certain contractual incentive clauses realized under the PRASA project.

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

FINANCIAL CONDITION

   During the year ended October 31, 1998, cash required for operating activities was $15.0 million including $6.6 million for discontinued operations. The operating activities of continuing operations required $8.4 million after interest payments of $16.3 million. The $1.1 million increase in receivables and $7.6 million increase in payables were primarily related to PSG Puerto Rico's contract with PRASA. During the term of PSG Puerto Rico's contract with PRASA, PRASA and the Company have disputed certain costs paid or incurred by the Company on behalf of PRASA and the payment by the Company of certain related power costs to the Puerto Rico Electric Power Authority ("PREPA"). As a result, at October 31, 1997, the Company had receivables of $34.3 million due from PRASA for these reimbursable costs and amounts payable to PREPA totaling $33.2 million. In June 1998, the Company entered into an agreement which addressed the issues relating to unreimbursed costs, settled any disputed items through February 1998 and developed procedures to minimize the potential build-up of these costs in the future. Concurrently, the Company collected $9.6 million in settlement of prior claims and costs in question and used these proceeds to reduce its obligations to PREPA. At October 31, 1998, the Company had receivables of $45.7 million due from PRASA for these unreimbursed costs and amounts payable to PREPA totaling $35.3 million. Management believes that such receivables will be fully collected in fiscal 1999 and will be used to pay the power costs due to PREPA. The cash generated from discontinued operations was primarily related to various working capital reductions of Research-Cottrell due to lower sales volume and the sale of certain businesses. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs including those reflected in the current period. Additionally, the Company has experienced significant charges related to adverse developments in litigation, professional liability and project execution matters. Management believes that adequate provisions have been made to the receivable balances reflected in the October 31, 1998 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

   Investment activities generated $10.8 million of cash during the year ended October 31, 1998 including proceeds of $17.9 million from the sale of certain Research-Cottrell operations and other assets. Investments related to the start up of operations, maintenance and management of treatment facilities within the PSG segment were $3.0 million. Capital expenditures of $4.1 million were made in the PSG and M&E segments primarily for computer equipment and software. As discussed more fully below, significant investments may be required in the near term due to current growth initiatives.

   The businesses of the Company have not historically required significant ongoing capital expenditures. For the years ended October 31, 1998, 1997, and 1996 total capital expenditures were $4.1 million, $5.0 million and $6.3 million, respectively. At October 31, 1998, the Company had no material outstanding purchase commitments for capital expenditures, however, the Company will require additional financial resources to develop and support PSG and M&E, to undertake related long-term capital expenditures or other investments and to participate in the emerging privatization market in the wastewater management industry. Vivendi has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by Vivendi of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project finance activities of the Company on terms which are commercially reasonable. As a result, Vivendi and the Company and possibly others, investing either directly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments. However, if the Company is unable to develop such financial resources, it could limit its participation in the emerging privatization market.

   Financing activities generated $14.3 million of cash during the year ended October 31, 1998 primarily due to the effects of the Rights Offering discussed more fully below.

   On September 24, 1997, the Company, Vivendi and VNA entered into the Recapitalization Agreement, whereby the Company would retire all of the outstanding shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") and conduct the Rights Offering, the proceeds of which would be used primarily to restructure the Company's debt.

   On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, the Company exchanged (the "Exchange") the outstanding shares of its Series A Preferred Stock, all of which was held by Vivendi and its subsidiaries, for 34,285,714 shares of its Class A Common Stock.

   On or about January 30, 1998, pursuant to the terms of the Recapitalization Agreement, the Company distributed a dividend to holders of record of its Class A Common Stock as of the close of business on January 29, 1998 of 120,000,000 transferable subscription rights (the "Rights Offering") which allowed rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than Vivendi and VNA) in the Rights Offering to receive transferable three-year Warrants to purchase shares of Class A Common Stock. The Rights Offering expired on March 4, 1998.

   The Company received gross proceeds of approximately $208 million from the Rights Offering. The Company used a portion of the gross proceeds from the Rights Offering to repay borrowings under the $125 million Vivendi Note and the $60 million VNA Note (described below) after which the related credit agreements were terminated. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, were retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility and for the payment of $5.8 million for expenses related to the Rights Offering. As a result of the consummation of the Exchange and the Rights Offering and the other transactions contemplated by the Recapitalization Agreement, the Company in fiscal 1998 eliminated $3.3 million of annual dividends on the Series A Preferred Stock and reduced its annual interest expense by the amount of the interest payments on the Vivendi Note and VNA Note (approximately $12.4 million in fiscal 1997 and approximately $4.4 million for fiscal 1998, prior to repayment in March
1998).

VNA NOTE

   On August 2, 1996, the Company entered into a $60 million seven-year unsecured revolving credit facility with VNA pursuant to which the Company received the proceeds of the VNA Note. The facility, which was repaid in March 1998 with a portion of the gross proceeds from the Rights Offering, was originally scheduled to mature on August 2, 2003. The VNA Note bore interest at LIBOR plus 0.6%. The Company incurred approximately $1.3 million, $3.7 million, and $0.7 million of interest on this loan during fiscal 1998, 1997 and 1996, respectively.

VIVENDI NOTE

   In connection with the Investment Agreement, the Company and Vivendi entered into a Credit Agreement dated as of June 14, 1994 pursuant to which the Company received the Vivendi Note in a principal amount of $125 million. The Vivendi Note was an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by the Company, plus 1.25%, and had a final maturity of June 15, 2001. The Vivendi Note was repaid in March 1998 with a portion of the gross proceeds from the Rights Offering. The Vivendi Note contained certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. The Company incurred approximately $3.1 million, $8.7 million, and $8.8 million of interest related to the Vivendi Note during fiscal 1998, 1997 and 1996, respectively.

BANK CREDIT FACILITY

   The Company maintains a senior secured Bank Credit Facility, dated as of March 10, 1995, with Societe Generale, New York Branch ("Societe Generale"). As of October 31, 1998, the Company had no borrowings under the Bank Credit Facility and outstanding letters of credit under the Bank Credit Facility totaled $19 million (unused capacity of $51 million). The Bank Credit Facility was decreased, at the Company's request, from $70 million to $50 million as of December 12, 1998.

   As of December 12, 1997 the configuration and structure of the Bank Credit Facility was revised. Societe Generale purchased and assumed from all of the other lending banks under the Bank Credit Facility all of such banks' rights and obligations under the Bank Credit Facility, becoming the sole lending bank thereunder. In addition, the Company and Societe Generale entered into an amendment to extend the Bank Credit Facility until December 11, 1998. The Bank Credit Facility had been scheduled to expire on March 31, 1998. The amendment waived the Company's compliance with certain covenants and amended others. The prior amendments and waiver would have terminated on December 15, 1997, had the Bank Credit Facility not been amended. As of December 12, 1998, the Company entered into an agreement with Societe Generale for a short-term extension of the facility and continued the waiver of the Company's compliance with certain covenants of the facility until a longer-term extension was developed. As of January 12, 1999, Societe Generale advised the Company of the extension of the existing Bank Credit Facility, subject to execution of legal documentation, to December 11, 1999. It is expected that there will be no significant changes in the terms and conditions contained in the Bank Credit Facility extension and that the waivers and amendments previously provided to the Company with regard to certain financial covenants will be continued. It is management's intent to renegotiate the terms of the existing facility prior to its maturity in order to replace it with a longer-term facility.

   The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% or at a defined bank rate approximating prime (8.0% at October 31, 1998). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires Vivendi to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities ($0.9 million and $1.2 million for the years ended October 31, 1998 and 1997, respectively).

   As of January 28, 1999, the Company had no borrowings under the Bank Credit Facility and outstanding letters of credit under the Bank Credit Facility totaled $18.7 million. In addition to the $31.3 million of unused capacity under its Bank Credit Facility at January 28, 1999, the Company believes it can finance its ongoing operations in the near term (including additional working capital requirements if a growth in sales occurs, but excluding the significant investments discussed below) through improved working capital management at all of its operating units. The significant asset divestiture proceeds realized in 1998 are expected to fund the related retained liabilities. The replacement of the Bank Credit Facility, which expires on December 11, 1999, is anticipated to enable the Company to meet its long-term operating requirements.

    The Company is often required to procure bid, performance and/or payment bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter an awarded contract at the price bid; a performance bond guarantees performance of the contract by the Company; and a payment bond (which may or may not be issued in conjunction with a performance bond) secures the Company's payment obligations to its subcontractors and vendors under bonded contracts. On September 15, 1998, the Company entered into the Indemnity Agreement with CIGNA. Under the Indemnity Agreement, CIGNA, through any one or more of its companies, will provide bid, performance and/or payment bonds in support of the Company's client contractual requirements. The Indemnity Agreement requires no additional indemnity or guarantee other than that provided by the Company. The Company also maintains the Master Agreement with USF&G. USF&G was recently acquired by the St. Paul Fire and Marine Insurance Company. Pursuant to the Master Agreement, USF&G has provided bid, performance and/or payment bonds in support of the Company's client contractual requirements. VNA has partially indemnified USF&G under the Master Agreement. There can be no assurance that USF&G will continue to provide bid, performance and/or payment bonds without a similar indemnity from Vivendi or one of its affiliates.

   The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets' remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition or results of operations. At October 31, 1998, unamortized goodwill was $159.2 million.

YEAR 2000 ISSUE

   The Company is actively addressing the Year 2000 ("Y2K") issue and the potential exposures related to the processing of date information for both business and financial systems. The scope of this undertaking includes both internal and external systems and covers both information technology ("IT") and non-IT computer processes. Through its subsidiaries M&E and PSG, the Company has developed a comprehensive plan for Y2K compliance. The Company has a Y2K management team, which meets regularly to monitor the execution of the plan, includes executive management participation and provides status updates to the Board of Directors. The plan consists of three basic phases: inventory, risk assessment, and remediation and testing. For any given system, the phases occur in sequence.

   Inventory Phase

   Most of the Company's internal computer systems have been identified and assessed for Y2K compliance based on surveys which began last year. These internal computer systems included financial systems, Computer Aided Designs (CAD) applications, and desktop and network systems. During the first quarter of 1999, a final survey of all PC users will be conducted to identify any other systems that may be date sensitive.

   With respect to external systems, advisory letters were sent to current clients, business partners and vendors advising them of the Y2K issue. Vendors were surveyed to assess their level of Y2K compliance and their responses are being compiled. Systems interfaces to external systems were also identified. Furthermore, the Company has revised its standard technical specifications, subcontracts for services, and purchase orders for equipment that the Company uses to require Y2K warranties from contractors and suppliers. Moreover, the Company revised its general conditions, used in bid packages prepared when M&E assists clients to procure services or goods, to include Y2K warranties. Finally, the Company has begun to consider issues related to non-IT systems, specifically those associated with embedded systems, under both M&E and PSG contracts. The contract review process and the inventory of embedded systems for PSG projects has begun and is scheduled for completion in March 1999.

   Risk Assessment Phase

   Following the identification of date sensitive systems, an assessment of Y2K compliance was made. The Company has completed the assessment of the Company's critical internal systems, most notably the financial systems. The financial systems of M&E and PSG are being replaced and upgraded, respectively. The Company has contracted with vendors for required consulting services, hardware and software to replace the financial system that serves both AAI and M&E. PSG's Aegis Financial Systems is under a maintenance agreement and is being upgraded.

   Assessment of the remaining internal systems, and any interfaces to external systems, is ongoing. The scheduled completion date for this effort is the Spring of 1999. The level of assessment of embedded systems will be determined based on contract requirements. These assessments are scheduled for completion by the Fall of 1999.

   Remediation and Testing Phase

   M&E is in the process of migrating to Oracle Financials and Cyborg Payroll Systems with a "go live" anticipated by the Fall of 1999. PSG's financial software, Aegis Financial Systems, has been upgraded by Sota Software, the developer. The testing of PSG's Payroll and Human Resources components is currently underway. Testing of the remaining modules is scheduled for completion by the Spring of 1999. The desktop and network computing environment is being upgraded to satisfy a migration to common standards, current technology (some of which is client driven) and Y2K compliance. The Company expects to complete all remediation and testing of internal systems, and their external interfaces, by the Fall of 1999.

   Cost Estimates and Risks

   The Company's operating costs to date with respect to Y2K compliance have not been material. Based on current estimates, the Company expects to incur approximately $2.0 million during 1999 to evaluate and modify, as required, both internal and external systems. This estimate could change in the near-term based on the outcome of the inventory phase scheduled for completion in the Spring of 1999. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to Y2K compliance will not have a material impact on the Company's consolidated financial statements.

   It is possible that M&E and PSG may be presented with claims related to embedded systems contained in components the Company has designed, installed and/or maintained on client projects. The Company is taking steps to mitigate its exposure to such claims and to evaluate and formulate appropriate legal defenses. In addition, PSG is developing contingency plans for the plants it maintains and operates in an attempt to mitigate the effects of potential Y2K problems in the event its clients have failed to bring them into Y2K compliance.

    The Company has not developed likely worst case scenarios nor contingency plans with respect thereto.

FORWARD LOOKING STATEMENTS

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Included herein are certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its revised business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecasted, estimated or budgeted by the Company in such forward-looking statements:

   o  The Company's highly competitive marketplace.

   o Changes in, as well as enforcement levels of, federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's services.

   o  Adverse developments in the DOJ Investigation.

   o  Dependency on key projects, customers and contracts.

   o The ability to obtain new contracts (some of which are significant) from existing and new clients.

   o The ability of the Company to continue to obtain new bid and performance bonds.

   o The execution of expected new projects and those projects in backlog within the most recent cost estimates.

   o Changes in interest rates causing an increase in the Company's effective borrowing rate.

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            AQUA ALLIANCE INC.

                       INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
Independent Auditor's Report...................................       37
CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1998 AND 1997....       38
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED             39
OCTOBER 31, 1998, 1997 AND 1996................................
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
ENDED OCTOBER 31, 1998, 1997 AND 1996..........................       40
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
OCTOBER 31, 1998, 1997 AND 1996................................       41
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................       42



                       INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Aqua Alliance Inc.

   We have audited the accompanying consolidated balance sheets of Aqua Alliance Inc. and its Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Alliance Inc. and its Subsidiaries as of October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

   As discussed in Note 2 to the consolidated financial statements, effective November 1, 1997, the Company changed its method of accounting for start-up costs.


                          MCGLADREY & PULLEN, LLP

New York, New York
January 12, 1999



                            AQUA ALLIANCE INC.
                        CONSOLIDATED BALANCE SHEETS
                      As of October 31, 1998 and 1997
                     (In thousands, except share data)

                                                              OCTOBER 31,
                                                        ----------------------
                                                            1998      1997
                                                            ----      ----
                         ASSETS
Current Assets:
   Cash and cash equivalents, including restricted
     cash of $587 and $413 in 1998 and 1997,
     respectively ...................................    $  22,197   $ 12,089
   Accounts receivable, less allowance for doubtful
     accounts of $4,909 and $3,300 in 1998 and 1997,
     respectively ...................................       77,776     76,681
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ..............       33,559     33,557
   Inventories ......................................        1,470      1,893
   Prepaid expenses and other current assets ........        8,521      4,460
   Net current assets of discontinued operations ....        1,401       --
                                                         ---------  ---------
           Total current assets .....................      144,924    128,680
                                                         ---------  ---------
Property, plant and equipment, net ..................        9,768     13,388
Investments in environmental treatment facilities ...       21,651     21,817
Goodwill, net .......................................      159,198    164,337
Other assets ........................................       20,572     30,391
Net non-current assets of discontinued operations ...        3,239     24,452
                                                         ---------  ---------
            Total assets ............................    $ 359,352  $ 383,065
                                                         =========  =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current installments of long-term debt ...........          443        398
   Accounts payable .................................       87,557     80,007

   Accrued expenses .................................       92,135     86,681
   Billings in excess of costs and estimated
      earnings on incompleted contracts .............       13,484     15,320
   Income taxes payable .............................        2,325      1,485
   Net current liabilities of discontinued operations
            total current liabilities ...............          483        591
                                                         ---------  ---------
                                                           196,427    184,482
                                                         ---------  ---------
Long-term debt ......................................      119,405    307,845
                                                         ---------  ---------
Commitments and contingencies (note 15) .............         --         --
Stockholders' equity (deficit):
Preferred stock, par value $.01, authorized 2,500,000
      shares; issued 0 shares and
      1,200,000 shares in 1998 and 1997,
      respectively; liquidation value $0
      and $60,000 in 1998 and 1997, respectively ....         --           12
Common stock, par value $.001, authorized 260,000,000
      shares and 100,000,000 shares in 1998 and
      1997, respectively; issued 185,266,429
      shares and 32,109,156 shares in 1998 and 1997,
      respectively ..................................          185         32
   Additional paid-in capital .......................      629,130    427,036
   Accumulated deficit ..............................     (585,165)  (535,214)
   Common stock in treasury, at cost ................         (108)      (108)
   Cumulative currency translation adjustment .......         (522)    (1,020)
                                                         ---------  ---------
      Total stockholders' equity (deficit) ..........       43,520   (109,262)
                                                         ---------  ---------
      Total liabilities and stockholders' equity
        (deficit) ...................................    $ 359,352  $ 383,065
                                                         =========  =========

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
            INTEGRAL PART OF THESE FINANCIAL STATEMENTs.


                            AQUA ALLIANCE INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                YEARS ENDED OCTOBER 31,
                                         -------------------------------------
                                            1998          1997         1996
                                            ----          ----         ----
Sales .................................  $ 445,119     $ 456,375     $ 482,091
Cost of sales .........................    389,737       385,573       394,124
                                         ---------     ---------     ---------
   Gross margin .......................     55,382        70,802        87,967
Selling, general and administrative
   expenses ...........................     61,379        75,755        62,316
Depreciation and amortization .........     13,110        16,861        13,983
Impairment charge (recovery) ..........     (3,000)        5,000          --
                                         ---------     ---------     ---------
   Operating income (loss) from
     continuing operations ............    (16,107)      (26,814)       11,668
Interest income .......................        509           359           923
Interest expense ......................    (14,899)      (24,356)      (22,597)
Other expense, net ....................     (1,273)         (502)       (2,296)
                                         ---------     ---------     ---------
  Loss from continuing operations
    before income taxes and
    cumulative effect of a change
    in accounting principle ...........    (31,770)      (51,313)      (12,302)
Income tax (expense) benefit ..........     (1,099)         (514)        1,246
                                         ---------     ---------     ---------
   Loss from continuing operations ....  . (32,869)      (51,827)      (11,056)
Discontinued operations:
   Income (loss) from operations
     of discontinued segment ..........       --         (44,854)        5,788
   Loss from disposal of
     discontinued segment .............     (6,000)      (63,900)         --
Cumulative effect on prior years
  (to October 31, 1997) of change
   in the method of accounting for
   start-up costs (note 2) ............    (11,082)         --            --
                                         ---------     ---------     ---------
   Net loss ...........................    (49,951)     (160,581)       (5,268)
Preferred stock dividends .............       --          (3,300)       (3,300)
                                         ---------     ---------     ---------
   Net loss applicable to common
     stockholders .....................    (49,951)     (163,881)       (8,568)
                                         =========     =========     =========
Basic income (loss) per common share
   (after preferred stock dividends):
   Continuing operations ..............       (.24)        (1.72)         (.45)
   Discontinued operations ............       (.05)        (3.40)          .18
   Cumulative effect on prior years
     (to October 31, 1997) of
     change in the method of accounting
     for start-up costs (note 2) ......       (.08)         --            --
                                         ---------     ---------     ---------
   Net loss ...........................  $    (.37)    $   (5.12)    $    (.27)
                                         =========     =========     =========




     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                             AQUA ALLIANCE INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT SHARE DATA)


                            Series A               Class A
                        Preferred Stock          Common Stock                              Class A Common  Cumulative
                         $.01 Par Value        $.001 Par Value     Additional              Treasury Stock   Currency
                       ------------------    -------------------    Paid-In    Accumulated --------------- Translation
                        Shares    Amount       Shares     Amount    Capital      Deficit    Shares  Amount  Adjustment   Total
                       -------    -------    -------------------   ----------  ----------- -------  ------  ----------   -----


Balance, October 31,
  1995                 1,200,000   $    12    32,107,906   $   32   $ 427,028    $(363,865) (89,902) $ (108) $   (10) $  63,089
Net loss ...........        --        --            --       --          --         (5,268)    --      --       --       (5,268)
Cash dividends,
  Series A
   Preferred Stock .        --        --            --       --          --           --     (3,300)   --       --       (3,300)

Exercise of stock
  options ..........        --        --           1,250     --             8         --       --      --       --            8
Currency translation
  adjustment .......        --        --            --       --          --           --       --      --       (288)      (288)
                      ----------   -------  ------------   ------   ---------    ---------  -------  ------  -------  ---------
Balance, October 31,
  1996                 1,200,000        12    32,109,156       32     427,036     (372,433) (89,902)   (108)    (298)    54,241
Net loss ...........        --        --            --       --          --       (160,581)    --      --       --     (160,581)
Cash dividends,
  Series A
  Preferred Stock ..        --        --            --       --          --         (2,200)    --      --       --       (2,200)
Currency translation
   adjustment ......        --        --            --       --          --           --       --      --       (722)      (722)
                      ----------   -------  ------------   ------   ---------    ---------  -------  ------  -------  ---------
Balance, October 31,
  1997                 1,200,000        12    32,109,156       32     427,036     (535,214) (89,902)   (108)  (1,020)  (109,262)
Net loss ...........        --        --            --       --          --        (49,951)    --      --       --      (49,951)
Exchange of Series A          34
   Preferred Stock .  (1,200,000       (12)   34,285,714       34         (22)        --       --      --       --         --
Issuance of Common
  Stock ............        --        --     118,871,559      119     202,116         --       --      --       --      202,235
Currency translation
   adjustment ......        --        --            --       --          --           --       --      --        498        498
                      ----------   -------  ------------   ------   ---------    ---------  -------  ------  -------  ---------
Balance, October 31,
  1998                      --        $--   $185,266,429   $  185   $ 629,130    $(585,165) (89,902)   (108) $  (522)    43,520





        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
            INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                            AQUA ALLIANCE INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                              (IN THOUSANDS)


                                                          YEARS ENDED OCTOBER 31,
                                                 ---------------------------------------
                                                     1998          1997         1996
                                                     ----          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................    $ (49,951)    $(160,581)    $  (5,268)
   Adjustments to reconcile net loss to
     net cash provided by (used for)
     continuing operations--
     Discontinued operations ................        6,000       108,754        (5,788)
     Cumulative effect on prior years
       (to October 31, 1997) of change
       in the method of Accounting for
       start-up costs (note 2) ..............       11,082          --            --
     Depreciation and amortization ..........       13,110        16,861        13,983
     Other ..................................          528         7,865           890
     Changes in assets and liabilities,
       excluding effects of divestitures--
     (Increase) decrease in assets--
         Accounts receivable ................       (1,095)      (14,988)       (2,318)
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts ............           (2)        3,880        (7,383)
         Inventories ........................          423            28        (1,199)
         Prepaid expenses and other
           current assets ...................       (4,061)        3,418          (798)
         Other assets .......................        3,568         8,100          (380)
         Increase (decrease) in liabilities--
         Accounts payable ...................        7,550        23,061        11,240
         Accrued expenses ...................        5,454         2,266        (7,317)
         Billings in excess of costs and
           estimated earnings on
           uncompleted contracts ............       (1,836)        2,800          (681)
         Income taxes payable ...............          840          (357)         (600)
                                                 ---------     ---------     ---------
            Net cash provided by (used for)
              continuing operations .........       (8,390)        1,107        (5,619)
            Net cash provided by (used for)
              discontinued operations .......       (6,604)       13,887         6,507
                                                 ---------     ---------     ---------
            Net cash provided by (used for)
              operating activities ..........      (14,994)       14,994           888
                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses .........       17,920         2,015         6,186
   Capital expenditures .....................       (4,082)       (4,949)       (6,276)
   Investment in environmental
     treatment facilities ...................         (124)          123           530
   Start-up costs, investments in
     new contracts, and other ...............       (2,969)       (8,400)      (11,122)
   Discontinued operations ..................           21          (978)       (1,206)
                                                 ---------     ---------     ---------
      Net cash provided by (used for)
        investing activities ................       10,766       (12,189)      (11,888)
                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuances of common
     stock ..................................      202,235          --               8
   Payments of notes payable and
     long-term debt .........................     (125,397)         (377)         (366)
   Net borrowings (repayments) under
     credit facilities ......................      (63,000)        1,700        17,800
   Cash dividends paid on preferred
     stock ..................................         --          (2,475)       (3,300)
   Other ....................................          498        (2,231)       (1,643)
                                                 ---------     ---------     ---------
      Net cash provided by (used for)
        financing activities ................       14,336        (3,383)       12,499
                                                 ---------     ---------     ---------
      Net increase (decrease) in cash
        and cash equivalents ................       10,108          (578)        1,499
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ...................................       12,089        12,667        11,168
                                                 ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR ......................................    $  22,197     $  12,089     $  12,667
                                                 =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid for interest ...................    $  16,320     $  23,599     $  22,417
                                                 =========     =========     =========
   Cash paid for income taxes ...............    $     323     $   1,468     $   1,292
                                                 =========     =========     =========



     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              AQUA ALLIANCE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation

   The consolidated financial statements include the accounts of Aqua Alliance Inc., formerly Air & Water Technologies Corporation ("AAI" or the "Company") and all majority-owned subsidiaries. The Company markets its products and services through two widely recognized trade names:
Professional Services Group ("PSG") for the operation, maintenance and management of water and wastewater treatment systems; and Metcalf &Eddy ("M&E") for water, wastewater and hazardous waste engineering and consulting services. All significant intercompany transactions have been eliminated. Investments in joint ventures, which are 50% or less owned, are accounted for using the equity method, while the Company's share of joint venture results of operations are included pro rata in "sales," "cost of sales" and "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

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

   Cash equivalents

   Cash equivalents consist of investments in short-term highly liquid securities having an original maturity of three months or less.

   Revenue recognition

   The Company follows the practice of accruing income from long-term contracts using the percentage-of-completion method. Under this method, the Company primarily recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to the estimated total cost of the work covered by the contract, including estimated warranty and performance guarantee costs. As contracts extend over one or more years, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Revenues related to the operations, maintenance and management services within the PSG operating segment are generally recognized in the contract year as the related services are provided.

   The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents contract costs incurred plus earned margin in excess of amounts billed and includes unbilled retentions which result from performance of work on contracts in progress in advance of billings pursuant to certain contract terms. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts are expected to be collected in fiscal year 1999. At October 31, 1998, the balance of $33,559,000 included $5,852,000 of retainage due from customers in accordance with applicable retainage provisions of engineering and construction type contracts which will become billable upon future delivery of services or completion of such contracts. At October 31, 1997, the balance of $33,557,000 included retention of $5,603,000. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of contract costs incurred plus earned margin.

   Inventories

   Inventories are stated principally at the lower of cost or market (first in, first out method) and consists primarily of chemicals and spare parts.

   Property, plant and equipment

   Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is primarily computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally 20 to 30 years for buildings and improvements and 3 to 10 years for machinery, equipment and fixtures. Leasehold improvements are amortized over the term of the lease. Repair and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. Property, plant and equipment at October 31, 1998 and 1997, respectively, consists of the following (in thousands):


                                               1998     1997
                                              -------  -------
Land and land improvements............        $    --  $   122
Buildings and leasehold improvements..          4,209    3,899
Machinery, equipment and fixtures.....         29,458   26,324
                                              -------  -------
                                               33,667   30,345
Less accumulated depreciation and             (23,899) (16,957)
amortization..........................
                                              -------  -------
                                              $ 9,768  $13,388
                                              =======  =======

   In connection with the Research-Cottrell divestiture (See Note 5), the Company has decided to sell the land and building located in Branchburg, New Jersey which was primarily occupied by the operations of Research-Cottrell. The carrying value of approximately $8,100,000, based on current offers from interested parties, is classified in other non- current assets. In 1997, the Company recorded an impairment charge of approximately $5,000,000 based on current offers at that time. In the fourth quarter of 1998, the Company increased the carrying value by $3,000,000 based on a letter of intent received in October, 1998. The Company expects the sale of the facility to occur in early 1999.

   Goodwill and long-lived assets

   Goodwill is being amortized over 40 years under the straight-line method. Goodwill amortization was $5,139,000, $5,240,000, and $5,025,000 for the years ended October 31, 1998, 1997 and 1996, respectively. Accumulated amortization of goodwill was $43,512,000 and $38,373,000 at October 31, 1998 and 1997, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long-lived assets may warrant revision or the remaining balance of goodwill and other long-lived assets may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating cash flows over the remaining life of the assets in determining whether the assets are impaired. Any impairment is measured using discounted operating cash flows or other fair value measures as appropriate. The realizability of goodwill and other long-lived assets is the result of an estimate based on the underlying assets' remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions or operating results. The effect of a change, if any, would be material to the financial condition and results of start-up operations.

   Deferred costs

   Certain direct costs which are incurred for new projects, primarily related to the start-up of the operations, maintenance and management of treatment facilities within the PSG operating segment, are deferred and amortized over the terms of the specific new contract using the straight-line method. These unamortized deferred costs are included in other assets and amounted to $4,879,000 and $14,044,000 at October 31, 1998 and 1997, respectively (See Note 2 regarding a change in accounting for these costs). Deferred debt issuance costs are amortized over the life of the related debt utilizing the effective interest method. The unamortized costs were included in other assets and amounted to $2,730,000 and $2,946,000 at October 31, 1998 and 1997, respectively.

   Accrued expenses

   Accrued expenses included the following as of October 31, 1998 and 1997 (in thousands):


                                                 1998     1997
                                                -------  -------
Salaries and benefits....................      $ 17,583  $19,736
Self-insured loss reserves...............        31,529   21,863
Retained liabilities of discontinued             20,011   21,000
operations (Note 5)......................
Interest and other financing costs.......         5,507    6,843
Other....................................        17,505   17,239
                                                -------  -------
   Total.................................       $92,135  $86,681
                                                =======  =======

   Earnings (loss) per share

   The Company's loss per share for the years ended October 31, 1998, 1997 and 1996 has been calculated in accordance with the new Financial Accounting Standard No. 128 "Earnings Per Share." This statement requires that the Company report "basic" and "diluted" earnings per share instead of "primary" and "fully diluted" earnings per share as previously reported. The key difference is that "basic" earnings per share does not adjust for common stock equivalents. The adoption of this statement, in the first quarter of 1998, had no effect on the Company's per share data. The numerator and denominator for basic and diluted per share data are the same due to the antidilutive effects of the Company's common stock equivalents and convertible securities. The weighted-average number of shares of common stock used to compute the loss per share was 136,121,000, 32,019,000 and 32,018,000 shares for the years ended October 31, 1998, 1997 and 1996, respectively.

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

   Reclassifications

   Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation including the effects of reporting the accounts of the discontinued operations separate from continuing operations (See Note 5).

   Recently issued accounting pronouncements

   Following is a description of certain recently issued accounting pronouncements recently adopted by the Company or not yet adopted by the Company.

   In June 1997, Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," was issued. The statement must be adopted by the Company in the first quarter of fiscal 1999. Under provisions of this statement, the Company will be required to include a financial statement presentation of comprehensive income and its components. As a consequence of this change, certain reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this standard will not affect the Company's financial position or results of operations.

   In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company for fiscal 1999. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

   In December 1997, SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits," was issued and is effective for the Company's 1999 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

(2)   CHANGE IN ACCOUNTING

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred, with the effect of initial adoption reported as a cumulative effect of a change in accounting principle. The Company has early adopted SOP 98-5 effective November 1, 1997, as permitted by the SOP.

   The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $11,082,000. The impact of adoption of the SOP on previously reported operating income will be to change the first quarter 1998 results from an operating loss of $11,673,000 to an operating loss of $10,761,000, the second quarter 1998 from an operating loss of $11,856,000 to an operating loss of $10,950,000, and the third quarter 1998 from an operating loss of $7,637,000 to an operating loss of $6,730,000. The reported loss per share from continuing operations will change in the first quarter of 1998 from $.35 to $.32, in the second quarter of 1998 from $.09 to $.08, and was unchanged in the third quarter 1998. The impact of adopting the SOP for the year ended October 31, 1998, was to decrease the operating loss by $3,632,000 and to decrease the loss per share by $.03.

(3)   VIVENDI RELATIONSHIP

   As of October 31, 1998, approximately 83% of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), was beneficially owned by Vivendi (formerly Compagnie Generale des Eaux), a French company and the Company's largest stockholder ("Vivendi"). The Company also has certain financial and other relationships with Vivendi North America Company, (formerly Anjou International Company), an indirect wholly-owned subsidiary of Vivendi and a Delaware corporation ("VNA"). Pursuant to a March 1994 Investment Agreement among the Company, Vivendi and VNA, as amended as of September 24, 1997, by the Recapitalization Agreement discussed in Note 4, Vivendi received the right to designate a number of members of the Company's Board of Directors proportionate to the voting power represented by Vivendi's ownership interest, to designate the Chairman of the Company's Board of Directors and to appoint the Company's Chief Executive Officer and Chief Financial Officer. Vivendi has agreed that, so long as Vivendi and its affiliates are the largest stockholder of the Company, the Company shall be Vivendi's exclusive vehicle in the United States, its possessions and its territories for Vivendi's water management and wastewater management provided that the foregoing shall not apply to any acquisition or investment by Vivendi (or any of its affiliates) of a privately-owned, publicly-traded or publicly-owned company in the water utility sector whose primary business is the production, distribution and/or sale of potable, fire, bulk, draining or irrigation water, nor to Vivendi's present or future investment in Philadelphia Suburban Corporation; provided further, that the foregoing shall have no application to Kruger, Inc., a distributor of water treatment plant parts and components and an indirect subsidiary of Omnium Traitement et de Valorisation, a wholly-owned subsidiary of Vivendi. Vivendi and VNA have the right, pursuant to the Investment Agreement, to require the Company to register the shares of Class A Common Stock owned by Vivendi and its affiliates for sale to the public, with certain exceptions. However, Vivendi and VNA have not exercised this right.

   As of December 31, 1998, the shares of the Company's Class A Common Stock, which have been owned directly and indirectly by Vivendi (83% of the outstanding shares of such stock at that date), were transferred to Vivendi's wholly-owned subsidiary, Vivendi North American Operations, Inc. ("VNAO").

   In addition to its direct ownership interest, the Company has benefitted from certain financial undertakings by Vivendi, including a $125 million term loan from Vivendi (see Note 8) and a $60 million credit facility with VNA (see Note 7), both of which were repaid in March 1998 with a portion of the gross proceeds from the Rights Offering discussed in Note 4. The Company compensates Vivendi for its support of the Company's credit facilities (see Note 7), in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities, and for other services , including $2.0 million for financial advisor and legal fees and expenses related to the Recapitalization. (Total fees to Vivendi and its subsidiaries were approximately $6.0 million, $2.3 million and $2.1 million for the three years ended October 31, 1998, 1997 and 1996, respectively). At October 31, 1998 and 1997, the Company had accounts payable and accrued expenses to Vivendi and its subsidiaries of approximately $8,338,000 and $3,483,000, respectively. In addition, the Company has agreed to function as the agent of Vivendi's water subsidiary for operations under the amended and restated contract with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") (see Note 12); Vivendi had previously guaranteed performance of PSG's original contract with PRASA. VNA also has partially indemnified certain obligations of the Company relating to the bonding of certain contracts (see Note 15).

(4)   RECAPITALIZATION

   Exchange

   On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, dated as of September 24, 1997 (as amended, the "Recapitalization Agreement"), among the Company, Vivendi, and VNA, the Company exchanged (the "Exchange") the outstanding 1,200,000 shares of its 5 1/2% Series A Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), held by Vivendi and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"). Immediately following the Exchange, Vivendi beneficially owned in the aggregate approximately 72.2% of the outstanding Class A Common Stock and voting control of the Company.

   The Company did not declare the September 30, 1997, and December 31, 1997, quarterly dividends aggregating $1,650,000 on the Series A Preferred Stock, all of which was held by Vivendi, due to its concerns over liquidity and the adequacy of its surplus. The dividends in arrears on the Series A Preferred Stock were not paid and were extinguished pursuant to the Exchange.

Rights Offering

   On January 26, 1998, the Board of Directors of the Company declared a dividend (the "Rights Offering") to holders of record of its Class A Common Stock as of the close of business on January 29, 1998, of 120,000,000 transferable subscription rights (the "Rights") which allowed Rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than Vivendi and VNA) in the Rights Offering to receive transferable three-year warrants (the "Warrants") to purchase shares of Class A Common Stock at an exercise price of $2.50 per share, subject to customary antidilution adjustments.

   The Rights Offering expired on March 4, 1998. In the Rights Offering, 98,160,427 Rights were exercised to purchase 99,840,089 shares of Class A Common Stock, of which 1,679,662 shares were purchased pursuant to an oversubscription privilege. In accordance with the terms of the Recapitalization Agreement, Vivendi and VNA each exercised its basic subscription privilege in full for an aggregate basic subscription of 86,682,816 shares of Class A Common Stock, and Vivendi subscribed for and purchased 19,031,470 additional shares of Class A Common Stock available as a result of unexercised Rights in the Rights Offering, for a total aggregate subscription of $185 million.

   In addition, 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued to subscribers (other than Vivendi and VNA) in the Rights Offering. In accordance with the terms of the Rights Offering, neither Vivendi nor VNA received any Warrants. On March 12, 1998, the Company was notified that the Warrants had been approved for listing on the American Stock Exchange, Inc. (the "AMEX"). The Warrants currently trade on the AMEX under the symbol "AAI.WS."

   The Company received gross proceeds of approximately $208 million from the Rights Offering, including approximately $23 million of publicly raised proceeds. The Company used a portion of the gross proceeds from the Rights Offering to repay a $125 million unsecured term loan from Vivendi and borrowings under a $60 million credit facility with VNA. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, were retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter) and payment of fees related to the Recapitalization of approximately $5.8 million.

   Following the Rights Offering, Vivendi beneficially owns an aggregate of 153,609,975 shares of Class A Common Stock, representing approximately 83.0% of the issued and outstanding Class A Common Stock.

Consent Solicitation

   Concurrently with the Rights Offering, pursuant to the terms of the Recapitalization Agreement, the Company solicited the consent (the "Consent Solicitation") of the holders of at least a majority in principal amount (the "Requisite Consents") of the Company's 8% Convertible Subordinated Debentures due 2015 (the "Convertible Debentures") to amend a certain provision of the indenture (the "Indenture") governing the Convertible Debentures permitting the holders to require the Company to repurchase the Convertible Debentures if any person acquires beneficial ownership of 75% or more of the voting control of the Company (the "Change of Control Provision").

   On February 23, 1998, the Consent Solicitation expired. In the Consent Solicitation, the Company received the consent of $105,937,000 aggregate principal amount of the outstanding Convertible Debentures, representing approximately 92.1% of the outstanding principal amount of the Convertible Debentures, to amend the Change of Control Provision. On February 23, 1998, the Company and The Chase Manhattan Bank as Trustee, executed a Supplemental Indenture (the "Supplemental Indenture"), which amended the Indenture to exempt acquisitions by Vivendi or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision. Following the execution of the Supplemental Indenture and pursuant to the terms of the Consent Solicitation, the Company made an aggregate payment of approximately $0.5 million to holders of Convertible Debentures who provided their consents.

   Charter Amendment

   In connection with the Rights Offering, on January 26, 1998, the Board of Directors of the Company adopted a resolution setting forth proposed amendments to the Restated Certificate of Incorporation of the Company (the "Charter Amendment"). On February 6, 1998, Vivendi and VNA, beneficial owners as of such date of an aggregate of approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company, provided their written consent to the Charter Amendment. The consent of Vivendi and VNA was sufficient to adopt the Charter Amendment without any further vote of the Company's stockholders. On March 2, 1998, the Company filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the number of shares of Class A Common Stock that the Company is authorized to issue from 95,000,000 shares to 255,000,000 shares. The Charter Amendment became effective upon such filing.

   Prior to the filing of the Charter Amendment, the Company had authorized for issuance 100,000,000 shares of common stock, par value $.001 per share, of which 95,000,000 shares were shares of Class A Common Stock and 5,000,000 shares were shares of its Class B Common Stock, par value $.001 per share (the "Class B Common Stock"). The terms of the Class B Common Stock and the Class A Common Stock are identical in all respects except that the Class B Common Stock is not entitled to vote. Following the filing of the Charter Amendment, the Company is authorized to issue 260,000,000 shares of common stock, par value $.001 per share, of which 255,000,000 shares are shares of Class A Common Stock and 5,000,000 shares are shares of Class B Common Stock. The Company's Bank Credit Facility currently prohibits dividend payments. (See Note 7.)

(5)   RESEARCH-COTTRELL

   On December 2, 1997, as part of the implementation of its revised business strategy, the Company announced that it would divest its Research-Cottrell business segment which provides air pollution control technologies and services.

   On June 6, 1998, the Company entered into an agreement with Hamon & Cie ("Hamon"), pursuant to which Hamon acquired substantially all assets (excluding certain contracts) and assumed substantially all liabilities (excluding certain contracts, employee benefits and insurance liabilities) related to the air pollution control operations of Research-Cottrell, Thermal Transfer Corporation and Custodis-Cottrell, including the stock of certain related European subsidiaries. The transaction closed on July 23, 1998, and the Company received $6.8 million. The final purchase price is expected to be $7.5 million after a $2.3 million payment to Hamon in August 1998 for the cash flows generated by the businesses during the closing period and including a $3.0 million deferred payment by Hamon due in July 2000. The $3.0 million deferred payment is subject to adjustment pursuant to possible indemnification in favor of Hamon under the agreement. Management does not expect any adjustment to the deferred payment at this time.

   During October 1998, the Company finalized the sale of two additional units of the air pollution control business (Flex-Kleen & KVB) in two separate transactions. The sale of these businesses which included the sale of substantially all of the assets of Flex-Kleen and the common stock of KVB was accomplished for a total value approximating $14.4 million, after taking into consideration certain post-closing price adjustments. In connection with the sale of KVB, the Company accepted $435,000 of notes payable due in installments through the year 2001.

   During 1998, the Company revised its estimated loss on disposal and recorded an additional $6.0 million charge. Although management believes that current provisions for the liquidation of Research-Cottrell are adequate, the estimated loss on disposal and losses through disposition may change in the near-term based on the final settlements relating to the sale of the Research-Cottrell operations, actual results through disposition and final resolution of any retained liabilities.

   Summarized balance sheet data of Research-Cottrell, as of October 31, 1998, and October 31, 1997, is as follows (in thousands):


                                               1998     1997
                                              -------  -------
Current assets.........................       $ 4,431 $ 44,441
Current liabilities....................         3,513   45,617
                                              -------  -------
Net current assets (liabilities).......           918   (1,176)
                                              -------  -------
Goodwill...............................         2,000   20,383
Property, plant and equipment and other           409    4,069
                                              -------  -------
Net non-current assets.................         2,409   24,452
                                              -------  -------
Net carrying value.....................       $ 3,327  $23,276
                                              =======  =======

   The current assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and inventories. The current liabilities consist primarily of accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts. In addition to the above amounts are estimated retained liabilities of $20,011,000 related to the estimated losses through disposition, certain warranty, litigation, lease and other obligations which are included in accrued expenses at October 31, 1998.

   Summarized operations data of Research-Cottrell, for the years ended October 31, 1998, 1997, and 1996 is as follows (in thousands):


                                           1998         1997       1996
                                         --------     --------   --------
Sales..............................     $ 95,674     $173,140   $219,008

Costs and expenses.................       95,974      211,400    206,910
Depreciation and amortization......          987        5,101      6,032
                                         --------     --------   --------
Operating income (loss)............       (1,287)     (43,361)     6,066
Non-operating income (expense).....        1,287         (854)       550
                                         --------     --------   --------
Income (loss) before taxes and                --      (44,215)     6,616
loss on disposal...................
Income taxes.......................           --         (639)      (828)
                                         --------     --------   --------
Income (loss) on operations .......           --      (44,854)     5,788
Loss on disposal...................       (6,000)     (63,900)         --
                                         --------     --------   --------
Income (loss) from discontinued
operations.........................      $(6,000)   $(108,754)  $  5,788
                                         ========     ========   ========

   Also included in the Company's consolidated balance sheets are the net assets of the discontinued asbestos abatement operations which amounted to $830,000 and $585,000 at October 31, 1998 and 1997, respectively.

(6)   INVESTMENTS IN ENVIRONMENTAL TREATMENT FACILITIES

   In prior years the Company designed and constructed environmental treatment facilities for certain governmental entities (the "Entities"). The cost of these facilities was primarily funded through the issuance of tax-exempt Industrial Revenue Bonds by the Entities, the proceeds of which were loaned to the Company. The Entities have entered into long-term service agreements with the Company which transfer to them substantially all risks of ownership and which will generate sufficient revenues to service the debt and return the Company's investment. Accordingly, these transactions have been accounted for as sales-type leases. Consistent with the definition of a legal right of offset (the related agreements provide for a net settlement of the obligations between the parties, and the revenues referred to above are legally assigned to payment of debt service), neither the facilities nor the associated nonrecourse debt (approximately $27,135,000 and $28,575,000 at October 31, 1998 and 1997,
respectively) is reflected in the accompanying consolidated balance sheets. These agreements provide for various performance guarantees by the Company. Management believes that the Company will continue to maintain the stipulated performance guarantees.

   The net investment in these sales-type leases consists of the following at October 31, 1998 and 1997, respectively (in thousands):


                                                     1998        1997
                                                     ----        ----
   Future minimum lease payments...................$ 33,905    $ 35,804
   Expected residual value (unguaranteed)..........   9,354       9,354
   Unearned income.................................  (4,094)     (4,607)
                                                    -------    --------
   Net investment in leases........................  39,165      40,551
   Offset--nonrecourse debt, net of available
     funds in hands of trustee..................... (22,176)    (23,933)
                                                    --------   --------
   Net investment in leases........................  16,989      16,618
   Facility enhancements, net of depreciation......   4,662       5,199
                                                    --------   --------
   Investments in environmental treatment
      facilities...................................$ 21,651    $ 21,817
                                                   ========    ========

   The expected residual value is considered a significant estimate which is subject to change.

   At October 31, 1998, minimum lease payments to be received, net of executory costs for each of the five succeeding fiscal years, are $2,087,000, $2,199,000, $2,325,000, $2,455,000 and $2,590,000.

(7)   FINANCING ARRANGEMENTS:

   Since 1996, the Company has maintained a $60.0 million seven-year revolving credit facility with VNA which was to mature on August 2, 2003. As of October 31, 1997, the Company's borrowings under the facility totaled $60.0 million. These borrowings were repaid in full on March 4, 1998 with a portion of the gross proceeds from the Rights Offering previously discussed, and the facility was terminated. Interest on the facility was charged at LIBOR plus 0.6%. Interest expense related to this facility was $1,293,000, $3,686,000 and $714,000 for the years ended October 31, 1998,
1997 and 1996, respectively.

   The Company also maintains a senior secured bank credit facility (the "Bank Credit Facility"), dated as of March 10, 1995, with Societe Generale, New York Branch ("Societe Generale"). As of October 31, 1998, the Company had no borrowings under the Bank Credit Facility and outstanding letters of credit under the Bank Credit Facility totaled $19.0 million (unused capacity of $51.0 million subsequently reduced to $31.0 million). The Bank Credit Facility was decreased, at the Company's request, from $70.0 million to $50.0 million as of December 12, 1998.

   As of December 12, 1997, the configuration and structure of the Bank Credit Facility was revised. Societe Generale purchased and assumed from all of the other lending banks under the Bank Credit Facility all of such banks' rights and obligations under the Bank Credit Facility, becoming the sole lending bank thereunder. In addition, the Company and Societe Generale, entered into an amendment to extend the Bank Credit Facility until December 11, 1998. The amendment waived the Company's compliance with certain covenants and amended others. As of December 12, 1998, the Company entered into an agreement with Societe Generale for a short-term extension of the facility and continued the waiver of the Company's compliance with certain covenants of the Bank Credit Facility until a longer-term extension was developed. As of January 12, 1999, Societe Generale advised the Company of the extension of the existing Bank Credit Facility, subject to execution of legal documentation, to December 11, 1999. It is expected that there will be no significant changes in the terms and conditions contained in the Bank Credit Facility extension and that the waivers and amendments previously provided to the Company with regard to certain financial covenants would be continued. It is management's intent to renegotiate the terms of the existing facility prior to its maturity in order to replace it with a longer-term facility.

   The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% or at a defined bank rate approximating prime (8.0% at October 31, 1998). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires Vivendi to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors, as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities ($0.9 million and $1.2 million for the years ended October 31, 1998 and 1997, respectively).

   The gross amount of proceeds from and repayments of working capital borrowings under these credit facilities consists of the following (in thousands):



                                      1998      1997      1996
                                      ----      ----      ----
Borrowings.......................$ 12,800    $ 1,171   $   729

Repayment........................ (75,800)   (1,169)      (711)
                                  --------   -------   -------
Net..............................$(63,000)   $    2    $    18
                                 ==========  =======   =======


(8)   LONG-TERM DEBT

   The Company's long-term debt consists of the following at October 31, 1998 and 1997, respectively (in thousands):


                                            1998      1997
                                            ----      ----
Term loan from Vivendi....................$    --   $125,000
Convertible Subordinated Debentures due
May 15, 2015.............................. 115,000   115,000
VNA credit facility (Note 7)..............      --    60,000
Bank Credit Facility (Note 7).............      --     3,000
Note due July 1, 2007 at 8.5%.............   2,995     3,095
Real estate mortgage loans at 8.75%.......   1,853     2,148
                                           -------   -------
                                           119,848   308,243
Less current installments of long-term
debt......................................    (443)     (398)
                                           -------   -------
Long-term debt............................$119,405  $307,845
                                           =======   =======

   As of October 31, 1997, the Company had outstanding a $125 million term loan from Vivendi as an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by the Company, plus 1.25%, which had a final maturity of June 15, 2001. The term loan contained certain financial and other restrictive covenants with respect to the Company relating to, among other things, the maintenance of certain financial ratios, and restrictions on the sale of assets and the payment of dividends on or the redemption, repurchase, acquisition or retirement of securities of the Company or its subsidiaries. Interest expense related to this term loan was $3,059,000, $8,715,000, and $8,884,000 during the years ended October 31, 1998, 1997 and 1996, respectively. The Company repaid this loan in full on March 4, 1998, with a portion of the gross proceeds from the Rights Offering previously discussed and concurrently terminated the facility.

   Interest on the Convertible Debentures is payable semi-annually at 8.0%. The Convertible Debentures are redeemable in whole or in part at the option of the Company at any time, at a redemption price of 101.60% of the principal amount as of October 31, 1998, reducing to 100% of the principal amount on May 15, 2000, together with accrued interest to the redemption date. The Convertible Debentures require equal annual sinking fund payments beginning May 15, 2000, which are calculated to retire 75% of the Convertible Debentures prior to maturity. The Convertible Debentures are convertible into shares of Class A Common Stock at a conversion price of $30.00 per share subject to adjustments as defined. (See Note 4.)

   At October 31, 1998, the aggregate maturities of long-term debt for each of the five succeeding fiscal years and thereafter are approximately $0.4 million, $6.2 million, $6.3 million, $6.3 million, $6.3 million, and $94.3 million.

(9)   STOCK OPTION AND PURCHASE PLANS

   Under the Company's employee stock purchase plan (the "Stock Purchase Plan"), officers and other key employees may be granted the right to purchase up to 1,000,000 shares of the Company's Class A Common Stock. The Compensation and Stock Option Committee of the Board of Directors determines the purchase price of shares issuable under the Stock Purchase Plan. At each of October 31, 1998, 1997 and 1996, approximately 232,000 shares of Class A Common Stock were available for grant under the Stock Purchase Plan.

   The Company established a stock incentive plan (the "Plan") in 1996 under which stock options and awards may be granted to purchase shares of common stock of the Company. The Plan authorizes the granting of stock options and restricted stock awards for up to an aggregate of 1,000,000 shares of Class A Common Stock of the Company plus shares remaining available for award under the prior plan established in 1989. In addition, during 1996 the Company instituted a "Fresh Start" option program under which employees could relinquish their rights under outstanding options (at exercise prices ranging from $11.75 to $29.43) and receive a new option at $8.00 per share as adjusted using a Black- Scholes pricing model. Under this program, options to purchase 996,737 shares were forfeited and options to purchase 447,291 shares were granted. The following is a summary of certain information pertaining to options under the Plan, all of which were granted at the fair market value.



                                     1998          1997         1996
                                     ----          ----         ----
   Outstanding
      Beginning of year........   1,207,334     1,711,331    1,985,120
      Granted..................   1,651,500        60,000      999,177
      Exercised................          --            --       (1,250)
      Forfeited................    (432,982)     (563,997)   (1,271,716)
                                  ---------     ---------    ----------
   Outstanding
      End of year..............   2,425,852     1,207,334     1,711,331
                                  =========     =========    ==========
   At October 31
      Exercisable .............     919,479       934,910      887,952
      Available for grant......   1,324,643     2,543,161    2,039,164
   Outstanding Option price
      per share:
      Weighted average.........   $   4.30      $    7.91     $   8.16
      Range....................   $   2.00      $    4.31     $   4.25
                                        to            to           to
                                  $  28.57      $   28.57     $  28.57
   Exercised Option price per
     share:....................   $    --       $     --      $   6.00

   As permitted under generally accepted accounting principles, grants under the Plan are accounted for following APB Opinion No. 25 and related interpretations, and accordingly no compensation cost has been recognized in the financial statements. Had compensation cost for the Plan been determined based on the grant date fair values of award (the method described in FASB statement No. 123), the reported net loss would have been increased to $50,503,000, $161,671,000 and $6,427,000 in the years ended
October 31, 1998, 1997, and 1996, respectively and the loss per common share after preferred stock dividend would have been unchanged for the year ended October 31, 1998 and would have been increased to $5.15, and $0.30 in the years ended October, 1997, and 1996, respectively. In determining the pro forma amounts referred to above, the fair value of each grant is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants: zero dividend rate for 1998, 1997 and 1996, price volatility of 60% for 1998 and 44% for both 1997 and 1996, expected lives of seven years for 1998 and eight years for 1997 and 1996, and risk free interest rates of 5.8%, 6.0%, and 6.3% in 1998, 1997, and 1996, respectively.

(10)   BENEFIT PLANS

   The Company has various retiree benefit plans, the most significant of which are as follows:

   The Company maintains savings and retirement plans in which the Company matches a fixed percentage of each employee's contribution up to a maximum of 4% of such employee's compensation. One plan also provides for annual discretionary Company contributions which are fixed by the Board of Directors based on the performance of the applicable employee group for certain eligible employees. The expense charged to continuing operations applicable to these plans was approximately $2,900,000, $1,700,000 and $2,200,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

   The Company maintains defined benefit plans which cover certain active and retired employees, including substantially all of its eligible employees within the PSG operating segment. The pension costs related to these plans were determined by actuarial valuations and assumptions (including discount rates at 7.5%) and approximated $1,600,000, $1,500,000 and $1,300,000 for the years ended October 31, 1998, 1997 and 1996, respectively. The accrued pension liabilities were approximately $3,700,000, $2,800,000 and $2,800,000 at October 31, 1998, 1997 and 1996,
respectively.

(11)   INVESTMENTS IN JOINT VENTURES

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

   The Company's investment in joint ventures (included in other assets) amounted to $489,000 and $2,775,000 at October 31, 1998 and 1997,
respectively. In addition, the Company had receivables from the joint ventures totaling $2,221,000 and $2,581,000 at October 31, 1998 and 1997,
respectively, related to current services provided by the Company to the joint ventures. The Company's share of its joint venture income (loss) amounted to $(4,883,000), $(25,000) and $1,127,000 during the years ended October 31, 1998, 1997 and 1996, respectively.

(12)   PUERTO RICO

   In September 1995 PSG's wholly-owned subsidiary PS Group of Puerto Rico
(PSG), Inc. ("PSG Puerto Rico") commenced operations under a five year agreement with the Puerto Rico Water and Sewer Authority ("PRASA"), a public corporation of the Commonwealth of Puerto Rico, providing for the operation, management, repair and maintenance of Puerto Rico's water and sewage treatment system. The PRASA system serves the 3.8 million residents of Puerto Rico. Pursuant to the terms of the contract, PSG Puerto Rico manages 69 wastewater plants, 128 water treatment plants and related collection and distribution systems and pumping stations in Puerto Rico. During the term of this contract PRASA and the Company have disputed certain costs paid or incurred by the Company on behalf of PRASA and the payment of certain related power costs due to the Puerto Rico Electric Power Authority ("PREPA") by the Company. As a result, at October 31, 1997 the Company had $34.3 million of these unreimbursed costs outstanding and amounts payable to PREPA totaling $33.2 million. In June 1998, the Company entered into an agreement which addressed the issues relating to unreimbursed costs, settled any disputed items through February 1998 and developed procedures to minimize the potential build-up of these costs in the future. Concurrently, the Company collected $9.6 million in settlement of prior claims and costs in question and used these proceeds to reduce its obligations to PREPA. On September 15, 1998, the Company and a Vivendi subsidiary executed a replacement contract, which amended and restated the original contract, with PRASA for a term of approximately three years beginning September 15, 1998. The Company has agreed to function as the agent of Vivendi's water subsidiary for operations under the new contract through a Puerto Rico subsidiary of the Company. In addition, among the other terms of the contract, the Company, Vivendi and PRASA agreed to an increase in the scope and fee structure of the original contract. PRASA has an option to terminate the contract after two years with ninety-days written notice. Management expects that the contract with PRASA will not be prematurely cancelled by PRASA but will remain in effect through its extended term, August 31, 2001. As of October 31, 1998, the Company's contract with PRASA accounted for 39% and 24% of PSG and total Company sales respectively and approximately 41% of the Company's total reimbursable costs. Revenues under the new contract are expected to reach approximately $125 million per year. As of October 31,1998, PSG had receivables of $45.7 million due from PRASA, including amounts for certain reimbursable costs, which are expected to be collected in fiscal 1999, and had amounts payable to PREPA totaling $35.3 million.

   Additionally, the PRASA employees who operate the PRASA facilities are subject to a collective bargaining agreement which expired in June 1998. The Company is currently negotiating a new collective bargaining agreement.

(13)   BUSINESS SEGMENTS

   Through October 31, 1998, the Company's operations may be categorized in three business segments:

   Professional Services Group provides complete services for the operation, maintenance and management of treatment facilities in the various water and wastewater and sludge and biosolids waste management markets. Sales are primarily to municipal government agencies, including sales under its contract with PRASA representing 39% of total segment sales in each of the years 1998, 1997 and 1996. In addition, total receivables due from PRASA for certain reimbursable costs were $45.7 million and $34.3 million at October 31, 1998 and 1997, respectively. (See Note 12).

   Metcalf & Eddy provides a comprehensive range of water related services, including treatment process design and on-site and off-site remediation of environmental contamination. Sales to federal, state and municipal governmental agencies approximated 73% of M&E's sales for the year ended October 31, 1998, compared to 80% for both years ended October 31, 1997, and 1996.

   Research-Cottrell provides air pollution control technologies and services. As discussed in Note 5, the Company's Board of Directors has decided to divest this segment.

   Sales to the federal government represented approximately 10%, 10%, and 15% of consolidated sales in the years ended October 31, 1998, 1997, and 1996, respectively. Sales between segments are included within the segment recording the sales transaction and eliminated for consolidation purposes. Unallocated corporate expenses includes administrative costs not allocable to a specific segment. Identifiable assets are those assets used by each segment in its operation. Corporate assets primarily include cash, fixed assets, net assets from discontinued operations and deferred debt issuance costs. Sales and identifiable assets of foreign operations as of and for the years ended October 31, 1998, 1997, and 1996 were less than 10% of the consolidated assets and sales.

   Information by business segment is as follows (in thousands):



                                              Metcalf    Research-            Unallocated
                                 PSG           & Eddy    Cottrell     Other    Corporate   Eliminations  Consolidated
                                 ----         -------    ---------    -----   -----------  ------------  ------------

For the year ended October
31, 1998:
Sales......................    $  271,512   $  176,007   $   --     $  --     $    --     $ (2,400)     $ 445,119
Costs and expenses.........       257,845      188,330       --        --       4,341       (2,400)       448,116
Depreciation and
amortization...............         5,439        7,156       --        --         515           --         13,110
                               ----------   ----------   --------   --------  -------    ---------     ----------
Operating income (loss)....    $    8,228   $  (19,479)  $   --     $  --     $(4,856)   $     --      $  (16,107)
                               ==========   ===========  ========   ========  ========   =========     ===========

Identifiable assets as of
October 31, 1998...........    $  166,491   $  148,555   $ 3,810    $  --     $40,496    $    --       $ 359,352
                               ==========   ==========   =======    =======   =======    ========      =========

Capital expenditures.......    $    1,247   $    2,818   $   --     $  --     $   17     $    --       $   4,082
                               ===========  ==========   =======    =======   =======    ========      =========

Depreciation...............    $    2,467   $    3,767   $   --     $  --     $  379     $   --        $   6,613
                               ==========   ==========   =======    ======    ======     ========      =========

FOR THE YEAR ENDED OCTOBER
31, 1997:
Sales......................    $  271,650   $  186,490   $   --     $  --     $  --      $ (1,765)     $  456,375
Costs and expenses.........       261,707      192,936       --        --      13,450      (1,765)        466,328
Depreciation and
amortization...............         8,119        8,227       --        --         515          --          16,861
                               ----------   ----------   --------   -------   -------    ---------     ----------
Operating income (loss)....    $    1,824   $  (14,673)  $   --     $  --     $(13,965)  $     --      $  (26,814)
                               ===========  ===========  ========   =======   ========   =========     ===========

Identifiable assets as of
October 31, 1997               $  173,041   $  165,794   $ 24,452   $  88     $ 19,690   $    --       $  383,065
                               ==========   ==========   ========   =======   ========   =========     ==========

Capital expenditures.......    $    2,448   $    2,479   $    --    $  --     $    22    $    --       $    4,949
                               ==========   ==========   ========   =======   ========   =========     ==========

Depreciation...............    $    1,676   $    4,785   $    --    $ --      $   378    $    --       $   6,839
                               ==========   ==========   ========   =======   ========   =========     ==========

FOR THE YEAR ENDED OCTOBER
31, 1996:
Sales......................    $  270,640   $  215,358   $   --     $ --      $   --     $ (3,907)     $  482,091
Costs and expenses.........       255,882      195,745       --       --       8,720       (3,907)        456,440
Depreciation and
amortization...............         7,335        6,223       --       --         425          --           13,983
                                ---------   ----------   --------   -------   ------     ---------      ---------
Operating income (loss)....    $    7,423   $   13,390   $   --     $ --      $(9,145)   $    --        $  11,668
                               ==========   ==========   =========  =======   =======    =========      =========

Identifiable assets as of
October 31, 1996...........    $  157,566   $  188,403   $124,465   $ 154    $25,770     $    --        $ 496,358
                               ==========   ==========   ========   ======   =======     ========       =========

Capital expenditures.......    $    2,520   $    3,604   $    --    $ --     $   152     $    --        $   6,276
                               ===========  ==========   ========   ======   =======     ========       ==========

Depreciation...............    $    1,703   $    3,083   $    --    $ --     $   406     $   --         $   5,192
                               ==========   ==========   ========   ======   =======     ========       ==========



(14)   INCOME TAXES

   At October 31, 1998, the Company had a net deferred tax asset of $155,600,000 which has been fully reserved by a valuation allowance. The deferred tax asset is comprised of the tax effects of net operating losses of $135,660,000, receivable reserves of $3,420,000 accruals not yet deductible of $18,724,000, and other assets of $1,064,000. A deferred tax liability is comprised of fixed assets depreciation of $2,508,000 and inventory reserves of $760,000. At October 31, 1998, the Company had tax loss carryforwards of approximately $357,000,000. Such carryforwards expire through 2018.

   Loss from continuing operations before income taxes during the years ended October 31, 1998, 1997 and 1996, respectively, from the United States was $(31,436,000), $(51,131,000) and $(9,041,000) and from foreign jurisdictions was $(334,000), $(182,000) and $(3,261,000). The provision
(benefit) for income taxes during the years ended October 31, 1998, 1997, and 1996, respectively, included foreign taxes of $310,000, $185,000 and $(1,071,000) and state taxes of $789,000, $329,000 and $(175,000). The difference between the income tax provision (benefit) computed by applying the statutory U.S. federal income tax rate to the pretax loss from continuing operations and the actual tax provision (benefit) is as follows (in thousands):


                                           1998      1997      1996
                                         -------    -------    ------
   Statutory U.S. federal benefit....   $(11,120)  $(17,960)   $(4,306)
   State and local taxes net........         513        214       (114)
   Goodwill and other...............       4,774      2,709      2,634
   Net operating loss...............       6,505     15,302        470
   Foreign operations...............         427        249         70
                                        --------   --------   ---------
                                        $  1,099   $    514    $(1,246)
                                        ========   ========   =========


(15)   COMMITMENTS AND CONTINGENCIES

   DOJ Investigation

   In connection with a broad investigation by the U.S. Department of Justice (the "DOJ") into alleged illegal payments by various persons to members of the Houston City Council, the Company's subsidiary, PSG, received a federal grand jury subpoena on May 31, 1996, requesting documents regarding certain PSG consultants and representatives who had been retained by PSG to assist it in advising the City of Houston regarding the benefits that could result from the privatization of Houston's water and wastewater system (the "DOJ Investigation"). PSG has cooperated and continues to cooperate with the DOJ which has informed the Company that it is reviewing transactions among PSG and its consultants. The Company promptly initiated its own independent investigation into these matters and placed PSG's then Chief Executive Officer on administrative leave of absence with pay. The PSG Chief Executive Officer, who has denied any wrongdoing, resigned from PSG on December 4, 1996. In the course of its ongoing investigation, the Company became aware of questionable financial transactions with third parties and payments to certain PSG consultants and other individuals, the nature of which requires further investigation. The Company has brought these matters to the attention of the DOJ and continues to cooperate fully with its investigation. No charges of wrongdoing have been brought against PSG or any PSG executive or employee by any grand jury or other government authority. However, since the government's investigation is still underway and is conducted largely in secret, no assurance can be given as to whether the government authorities will ultimately determine to bring charges or assert claims resulting from this investigation that could implicate or reflect adversely upon or otherwise have a material adverse effect on the financial position or results of operations of PSG or the Company taken as a whole.

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

   At trial, which commenced on March 2, 1998, the City sought to recover the amounts it expended on the two settlements, damages for M&E Services' alleged substandard operation of the plant, and attorney's fees. The damages claimed exceeded $14 million. On April 22, 1998, the jury returned a verdict against M&E Services and in favor of the City in the net amount of approximately $0.6 million. After considering various motions by the City challenging the verdict and its amount, on June 26, 1998, the trial court entered final judgement against M&E Services and in favor of the City in the net amount of approximately $0.75 million. Both sides have appealed. The appellate court could increase or decrease the judgement by $2.0 million or more or remand the case for a new trail. No assurances can be given that, as a result of further court proceedings, an adverse judgement would not have a material adverse effect on the financial position or results of the Company.

   Belgium Litigation

   On October 14, 1997, Research-Cottrell, Inc. (now known as AWT Air Company, Inc.) and its subsidiary, Research-Cottrell Belgium, S.A. (now known as AWT Air Company (Belgium) S.A.) ("AWT Belgium") were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is AWT Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from AWT Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the AWT Belgium equipment, but also lost profits, damages to business reputation, theft of employees (AWT Belgium hired two former Seghers employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to AWT Belgium due to alleged unfair pricing practices by AWT Belgium and other miscellaneous interest charges and costs. Seghers has also filed a suit in Belgium against AWT Belgium, Hamon Research-Cottrell (Belgium) S.A., the purchaser of AWT Belgium's assets, and related entities, claiming that the sale of AWT Belgium would operate as a fraud and deprive Seghers of its rightful recovery in the litigation. The cases involve complex technical and legal issues and are in their early stages. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has counterclaims based upon Seghers' breaches of contract.

   U.S. Attorney's Office Investigation

   The United States Attorney's Office (the "U.S. Attorney's Office") in Boston, Massachusetts is conducting an investigation of certain entertainment and travel payments allegedly made to Egyptian officials between 1994 and 1996 by the Company's subsidiary, Metcalf & Eddy International, Inc. (which was merged into its parent, Metcalf & Eddy, Inc.), while Metcalf & Eddy International, Inc. was performing services in Egypt pursuant to contracts with the United Stages Agency for International Development. M&E has cooperated and continues to cooperate fully with the U.S. Attorney's Office. No charges of wrongdoing have been brought against M&E or any M&E executive or employee by any grand jury or other government authority. To date, the government has advised M&E that it has made no decision as to how it will proceed.

   Other Matters

   The Company and its subsidiaries are parties to various other legal actions and government audits arising in the normal course of their businesses, some of which involve claims for substantial sums. The Company believes that the disposition of such actions and audits, individually or in the aggregate, will not have an adverse effect on the consolidated financial position or results of operations of the Company taken as a whole. Moreover, as a general matter, providers of services similar to those provided by the Company may be subject to lawsuits alleging negligence or other similar claims and environmental liabilities, which may involve claims for substantial damages. Damages assessed in connection with and the costs of defending any such actions could be substantial. The Company's management believes that the levels of insurance coverage are adequate to cover currently estimated exposures. Although the Company believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, there can be no assurance that the Company will be able to obtain such coverage or will be able to do so at an acceptable cost or that the Company will not incur significant liabilities in excess of policy limits.

   The Company and its subsidiaries are obligated under various leases for office and warehouse facilities and certain machinery, equipment and fixtures. Lease terms range from under one year to ten years. Certain leases have renewal or escalation clauses or both. Certain equipment leases have purchase options. During November 1997, the Company exercised a cancellation clause for one of its leased facilities which required an immediate cash payment of $0.4 million. Total rent expense in the periods ended October 31, 1998, 1997 and 1996 was $13.3 million, $16.9 million, and $17.1 million, respectively. At October 31, 1998, minimum rental commitments under all noncancellable leases for the five succeeding fiscal years, and thereafter, are $8.5 million, $7.9 million, $7.3 million, $6.4 million, $5.6 million and $6.3 million. These minimum rental commitments are net of noncancellable sub-leases for the four remaining fiscal years of $1.1 million, $1.1 million, $1.0 million and $0.3 million.

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

   In connection with the sale of a manufacturing facility in prior years, the Company remains contingently liable as guarantor under $1.8 million of Industrial Revenue Bond financing.

   The Company is often required to procure bid, performance and/or payment bonds from surety companies, particularly for clients in the public sector. A bid bond guarantees that the Company will enter an awarded contract at the price bid; a performance bond guarantees performance of the contract by Company; and a payment bond (which may or may not be issued in conjunction with a performance bond) secures the Company's payment obligations to its subcontractors and vendors under bonded contracts. The Company entered into an Agreement of Indemnity (the "Indemnity Agreement"), dated as of September 15, 1998, with the CIGNA Companies ("CIGNA"). Under the Indemnity Agreement, CIGNA, through any one or more of its companies, will provide bid, performance and/or payment bonds in support of the Company's client contractual requirements. The Indemnity Agreement requires no additional indemnity or guarantee other than that provided by Company. The Company also maintains a Master Surety Agreement (the "Master Agreement"), dated October 31, 1995, with United States Fidelity and Guaranty Company and certain of its affiliates (collectively "USF&G"). USF&G was recently acquired by the St. Paul Fire and Marine Insurance Company. Pursuant to the Master Agreement, USF&G has provided bid, performance and/or payment bonds in support of the Company's client contractual requirements. VNA has partially indemnified USF&G under the Master Agreement.


(16)   QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands, except per share data):


                                               1998 By Quarter
                              --------------------------------------------------

                               First       Second      Third      Fourth       Year
                               -----       ------      -----      ------       ----
Sales........................$110,274     $111,802    $105,708   $117,335    $  445,119
                             --------     --------    --------   --------    ----------
Gross margin.................  14,413       13,958      16,190     10,821        55,382
                             --------     --------    --------   ----------  ----------
Loss from continuing
operations................... (10,761)     (10,950)     (6,730)    (4,428)      (32,869)
                             ---------    ---------   ---------  ---------   -----------
Loss from discontinued
operations...................      --       (6,000)        --        --          (6,000)
                              --------    ---------   --------   ---------   ------------
Cumulative effect on prior
years (to October 31,
1997) of change in
method of accounting for
start-up costs (Note 2)...    (11,082)          --         --        --         (11,082)
                             ---------    ---------   --------   ---------   -----------
Net loss.....................$(21,843)    $(16,950)   $ (6,730)  $ (4,428)    $ (49,951)
                             =========    =========   =========  =========   ===========

Loss per common share
  after preferred stock
  dividend:
Continuing operations........$   (.32)   $    (.08)   $   (.04)  $   (.02)    $   (.24)
                             ---------   ----------   ---------  ---------    ---------
Discontinued operations......      --         (.04)        --          --         (.05)
Cumulative effect on prior
  years (to October 31,
  1997) of change in
  method of accounting for
  start-up costs (Note 2)...      (.34)         --          --         --         (.08)
                              ---------  ----------   ---------  ---------   ----------
Net loss.....................$    (.66)  $    (.12)   $   (.04)  $   (.02)   $    (.37)
                             ==========  ==========   =========  ========    ==========


                                               1997 By Quarter
                               ------------------------------------------------------
                               First       Second      Third      Fourth       Year
                               -----       ------      -----      ------       ----

Sales........................$  106,637  $  108,631   $ 110,828  $  130,279   $ 456,375
                             ----------  ----------   ---------  ----------   ---------
Gross margin.................    17,170       7,522      21,371      24,739      70,802
                             ----------  ----------   ---------  ----------   ---------
Loss from continuing
operations...................    (9,792)     (33,304)    (2,024)     (6,707)    (51,827)
                             ----------- -----------  ----------  ----------  ----------
Loss from discontinued
operations...................    (2,738)     (30,682)   (2,766)     (72,568)   (108,754)
                              ----------  -----------  --------   ----------  ----------
Net loss.....................$  (12,530)  $  (63,986) $ (4,790)   $ (79,275)  $(160,581)
                             ===========  =========== =========   ==========  ==========
Income (loss) per common
  share after preferred
  stock dividend:
Continuing operations........$     (.33)  $    (1.07) $  (.09)    $   (.20)   $  (1.72)
                             -----------  ----------- ---------   ---------   ---------
Discontinued operations......      (.09)        (.95)    (.09)       (2.27)      (3.40)
                             -----------  ----------- ---------   ---------   ---------
Net loss.....................$     (.42)  $    (2.02) $  (.18)    $  (2.47)   $ (5.12)
                              ==========  ==========  ========    =========   ========


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

Note d: Significant charges affecting the comparability of the 1998 fourth quarter loss from continuing operations include $4.2 million and $9.1 million of additional contract reserves for PSG and M&E, respectively; $4.6 million for potential claims and accounts receivable reserves; and $1.3 million for the closure of the Houston office. Partially offsetting these charges are the $3.0 million impairment recovery in the carrying value of the Branchburg building; a $2.3 million favorable settlement of a lawsuit related to discontinued operations; a $6.5 million recovery of prior period claims and costs, as well as a revised fee structure under the PRASA contract. Also, as a result of the Recapitalization, interest expense decreased by $3.8 million in the fourth quarter. The early adoption of SOP 98-5 resulted in a decrease in amortization expense of approximately $0.9 million in the fourth quarter. In the second quarter of 1998 the company recorded an additional $6.0 million change related to discontinued operations as more fully described in Note 5.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.



                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages and principal occupations of the directors and executive officers of the Company as of October 31, 1998:


Name                    Age       Position
----                    ---       ---------
William V. Kriegel       53     Chairman of the Board of Directors

Thierry M. Mallet        38     President, Chief Executive Officer and
                                  Director

Alain Brunais            50     Senior Vice President, Chief Financial
                                  Officer and Director

Neil Lawrence Lane       35     Vice President, General Counsel and
                                  Secretary

Michael A. Szomjassy     47     Acting Executive Vice President and Chief
                                  Operating Officer

Joseph M. Bolton         54     Acting Executive Vice President of Business
                                  Development

Joseph R. Vidal          51     Treasurer

Jeffrey M. Fitzgerald    51     Acting Vice President and Corporate Controller

Gail M. Fulwider         48     Vice President of Human Resources

Robert S. Volland        57     Vice President and Chief Administrative
                                  Officer

Francis X. Ferrara       42     Vice President and Associate General Counsel

Kevin P. Duffy           42     Vice President and Associate General Counsel

Jekabs P. Vittands       62     Senior Vice President

George C. Mammola        58     Senior Vice President and President, AWT
                                  Air Company, Inc.

Jean-Claude Banon        50     Director

Daniel Caille            47     Director

Martha O. Hesse          56     Director

Francois Jobard          46     Director

John W. Morris           77     Director


   Mr. Kriegel was elected Chairman of the Board on October 24, 1997 and has served as a director of the Company since June 14, 1994. Mr. Kriegel has served as Chairman of the Board, President, Chief Executive Officer and a director of Sithe Energies, Inc. and all of its subsidiaries since 1981. Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydro-electric projects. Since December 1996, Mr. Kriegel has served as Chairman of the Board and Chief Executive Officer of VNA. In this capacity, Mr. Kriegel is the representative of Vivendi in the United States. Mr. Kriegel has been designated by Vivendi as a director of the Company under the Investment Agreement.

   Mr. Mallet was appointed President and Chief Executive Officer of the Company on October 24, 1997 and a director of the Company on October 26, 1997. Prior to joining the Company, Mr. Mallet served from 1995 as "'Consejo Delegado" (President and Chief Executive Officer) of Sociedad Mediterranean de Aguas ("'SMA"') which manages the water and wastewater business of Vivendi in Spain. Prior to SMA, Mr. Mallet was Charge de Mission to the General Management of Vivendi in Paris. Mr. Mallet has been designated by Vivendi as President, Chief Executive Officer and a director of the Company under the Investment Agreement.

   Mr. Brunais was elected Vice President and Chief Financial Officer of the Company in September 1994, a director in November 1996 and Senior Vice President in May 1997. Prior to joining the Company, Mr. Brunais was responsible since 1990 for foreign investment, primarily in the United Kingdom, under the direction of the Finance Director of Vivendi. From 1983 to 1989 he was responsible for corporate development for Ciments Francais in the U.S. and Canada. Prior thereto, Mr. Brunais organized a sales and services network for Aerospatiale General Aviation line of aircraft in Europe, Africa and North America. Mr. Brunais has been designated by Vivendi as Chief Financial Officer and a director of the Company under the Investment Agreement.

   Mr. Lane joined the Company in May 1998 as Acting General Counsel and Secretary. He was elected Vice President, General Counsel and Secretary in September of 1998. Mr. Lane has also served as Vice President, General Counsel and Secretary of VNA since January 1998. Prior to joining VNA, Mr. Lane had been Vice President and Associate General Counsel of Citicorp Investment Services, beginning in November 1995. Prior to this, Mr. Lane had been associated with the law firm of Dewey Ballantine, beginning in September 1989.

   Mr. Szomjassy joined the Company in October 1998 as Acting Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Szomjassy was employed by OHM Corporation, an environmental services company, since November 1989 where he served in various senior management capacities, including Vice President, Eastern Operations. From 1973 to 1989, he was employed by Ebasco Services Incorporated, an engineering, construction and environmental services firm where his last position was Regional Manager, Remediation Services.

   Mr. Bolton joined the Company on September 15, 1998, as part of the Company's reorganization. In his capacity as Acting Executive Vice President of Business Development, he has primary responsibility to develop sales for PSG and M&E. He has nearly 30 years of experience in the leadership and executive management of both public and private engineering, environmental management, and financial organizations. Prior to joining the Company, Mr. Bolton served as a partner in his own management and consulting firm, The Lewis & Bolton Company, and has held senior executive positions with Brown and Caldwell, Greiner Engineering, Earth Technology Corporation, The Lincoln National Bank Corporation, and Roy F. Weston.

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

   Mr. Fitzgerald joined the Company in October 1998 as Acting Vice President and Corporate Controller. Prior to joining the Company, he served as the Vice President of Finance with Modus Media International, an $800 million, privately held global provider of supply chain management services to the information technology industry from 1996 to 1998 and in various finance and general management positions with R.R. Donnelley & Sons Company and Subsidiaries from 1986 to 1996. Mr. Fitzgerald began his career with the accounting firm of KPMG Peat Marwick LLP and is a Certified Public Accountant.

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

   Mr. Volland was elected Vice President and Chief Administrative Officer of the Company in June 1994 with oversight responsibility for real estate, facilities management, procurement, and insurance. Mr. Volland has over twenty-five years of experience in finance, administration, asset management, cost control and organizational efficiencies. From 1973 to 1986, Mr. Volland served as Vice President and Treasurer for Commercial Credit Company. From 1986 to 1993, he served as Vice President and Treasurer, and Vice President, Corporate Assets, for Primerica Corp. Prior thereto, he was Senior Vice President of Real Estate for Paine Webber.

   Mr. Ferrara joined the Company in February 1993 as Senior Litigation Counsel. He was elected Vice President and Associate General Counsel in October 1994. Prior to joining the Company, Mr. Ferrara was a partner in the Commercial Litigation Group of Carpenter, Bennett & Morrissey, Newark, New Jersey. Mr. Ferrara commenced his employment with the law firm in June 1980.

   Mr. Duffy joined the Company on March 1, 1993 as Labor Counsel and Director of Compliance. He was elected Vice President and Associate General Counsel of the Company on October 17, 1994. Prior to joining the Company, Mr. Duffy was a partner in the law firm of Carpenter, Bennett & Morrissey, in Newark, New Jersey.

   Mr. Vittands was elected Senior Vice President of the Company in May 1997. Mr. Vittands also served as President of Metcalf & Eddy from February 1997 to October 1998. Prior to being named President, he was the branch manager of M&E's Northeast Region. Mr. Vittands joined M&E in 1963, and has served in numerous capacities since then, including as client principal for the Massachusetts Water Resource Authority, with responsibility for the Boston Harbor Project, and for Washington, D.C., among others.

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

   Mr. Banon was elected as a director of the Company on October 9, 1997. Since 1989, Mr. Banon has been Managing Director of General Utilities PLC, the holding company for Vivendi's investments in the water industry in the United Kingdom, and since 1992 he has been Managing Director of Vivendi UK, Ltd., the holding company for all Vivendi activities in the United Kingdom. In this capacity, Mr. Banon is the representative of Vivendi in the United Kingdom. Prior to 1989, Mr. Banon was General Management Delegate responsible for overseeing the development of Vivendi's business in the United States. Mr. Banon has been designated by Vivendi as a director of the Company under the Investment Agreement.

   Mr. Caille was elected as a director of the Company on May 29, 1997. Mr. Caille presently serves as the Chief Executive of Vivendi's worldwide water business which has annual revenues in excess of $7 billion. Previously, Mr. Caille served as Chairman of the Board of Vivendi's health care subsidiary, which he founded in 1987. Mr. Caille joined Vivendi in 1982 as director of research and development and created Vivendi Recherche, Vivendi's center for research and development related to its water and wastewater activities, and he served as Director of Vmichivendi Recherche from 1982 to 1990. Mr. Caille has been designated by Vivendi as a director of the Company under the Investment Agreement.

   Ms. Hesse was elected as a director of the Company on June 24, 1998. Ms. Hesse is President of Hesse Gas Company, an energy investment company. Prior to 1999, Hesse Gas Company was also a nationwide natural gas marketing company. In 1990, Ms. Hesse served as Senior Vice President of First Chicago Corporation (financial services) and from 1986 to 1989 she was Chairman of the Federal Energy Regulatory Commission. She is also a director of Mutual Trust Life Insurance Company, Laidlaw Inc. (Chairman, Compliance and Ethics Committee), Pinnacle West Capital Corporation, and Arizona Public Service (Chairman, Audit Committee). She is also a member of the Beacon Council and the CIGNA Utilities Advisory Board.

   Mr. Jobard was elected as a director of the Company on March 23, 1998. Mr. Jobard presently serves as the Chief Financial Officer of Vivendi's International Energy Division. Previously, Mr. Jobard served as Chief Financial Officer of Vivendi's International Water Division and, prior thereto, was Charge de Mission to Vivendi's Chief Financial Officer. Prior to joining Vivendi in 1994, Mr. Jobard was a partner in an international strategy consulting firm from 1987 to 1994 and from 1985 to 1987 served as Charge de Mission to the General Management of Institut de Developpement Industriel in France. Mr. Jobard began his career with Texas Instruments where he served in several international financial executive positions. Mr. Jobard has been designated by Vivendi as a director of the Company under the Investment Agreement.

   Lieutenant General Morris became a director of the Company in June 1992. From 1988 to October 1992, Lieutenant General Morris served as a director of Metcalf &Eddy Companies Inc. Lieutenant General Morris has been President of J.W. Morris Ltd., an engineering consulting firm, for more than five years. In addition, he presently serves as President of the National Waterways Foundation, and until recently, as Chairman of the Water Resources Congress and Chairman of the Environmental Effects Committee of the U.S., Committee on Large Dams. From 1986 to 1987, he served as President and Chairman of the Engineering Group of Planning Research Corporations. Lieutenant General Morris served as the Chief of Engineers, U.S. Army Corps of Engineers, from 1976 to 1980. Elected to the National Academy of Engineering in 1978, he was awarded the Academy's Founders Medal in 1996. He was named Distinguished Graduate of the United States Military Academy in 1998.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following table shows, for the fiscal years ended October 31, 1998, 1997 and 1996, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer in all capacities in which they served. Messrs. Satzger and McMahon each ceased to be an executive officer of the Company as of June 1998 and October 1998, respectively.




                         SUMMARY COMPENSATION TABLE


                                                       Long-Term Compensation
                            Annual Compensation                 Awards

                                                               Restricted       Securities
Name and Principal                                               Stock          Underlying       All Other
Position                       Year    Salary ($)   Bonus ($)    Award(s) ($)    Options (#)   Compensation ($)

THIERRY M. MALLET(1)           1998     222,508        0           0            150,000 (2)       107,589 (3)
   PRESIDENT, CHIEF EXECUTIVE  1997           0        0           0                  0                 0
   OFFICER AND DIRECTOR

ALAIN BRUNAIS                  1998     218,213        0           0            100,000 (4)        82,655 (5)
   SENIOR VICE PRESIDENT,      1997     209,810        0           0                  0            75,788 (6)
   CHIEF FINANCIAL OFFICER     1996     207,450   75,000           0             18,000 (7)        77,000 (8)
   AND DIRECTOR

GEORGE C. MAMMOLA              1998     222,789        0           0            100,000 (9)       108,364 (10)
   SENIOR VICE PRESIDENT AND   1997     216,229        0           0                  0            15,000 (11)
   PRESIDENT, AWT AIR          1996     213,996   55,000           0             35,500(12)        15,750 (13)
   COMPANY, INC.

MICHAEL SZOMJASSY(14)          1998      50,004        0      50,000(15)         75,000(15)         2,110 (16)
   ACTING EXECUTIVE VICE
   PRESIDENT AND CHIEF
   OPERATING OFFICER

JOSEPH BOLTON(17)              1998      66,916        0      50,000(18)          50,000(18)        3,243 (19)
   ACTING EXECUTIVE VICE
   PRESIDENT OF BUSINESS
   DEVELOPMENT

DOUGLAS A. SATZGER(20)*        1998     119,498        0           0                 0           168,373 (21)
   SENIOR VICE PRESIDENT,      1997     206,003        0           0                 0             5,970 (22)
   GENERAL COUNSEL AND         1996     211,622   32,000           0            41,500(23)        13,750 (24)
   SECRETARY

PATRICK L. MCMAHON(25)*        1998     206,003        0           0                 0            91,213 (26)
   SENIOR VICE PRESIDENT AND   1997     190,784   40,000           0                 0            16,650 (27)
   PRESIDENT, PROFESSIONAL     1996     170,019   75,000           0            19,000(28)         2,200 (29)
   SERVICES GROUP, INC.


----------------
*     NO LONGER EMPLOYED BY THE COMPANY.
(1) MR. MALLET WAS APPOINTED PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY ON OCTOBER 24, 1997.
(2) MR. MALLET WAS GRANTED 150,000 OPTIONS EXERCISABLE AT $2.063 PER SHARE PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN.
(3) "ALL OTHER COMPENSATION" FOR MR. MALLET FOR FISCAL YEAR 1998 CONSISTS OF APPROXIMATELY $97,306 PAID AS HOUSING ALLOWANCE ON BEHALF OF MR. MALLET, APPROXIMATELY $10,168 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. MALLET BY COMPANY AND $385 PAID FOR TAXABLE LIFE INSURANCE. IN CONNECTION WITH MR. MALLET'S MOVE TO THE UNITED STATES, THE COMPANY
      HAS MADE AN EMPLOYEE RELOCATION LOAN TO MR. MALLET. THIS LOAN, DATED
      AS OF MARCH 25, 1998, IS A NON-INTEREST BEARING LOAN IN THE AMOUNT OF $882,000 AND IS DUE MARCH 25, 2013 OR ON TERMINATION OF EMPLOYMENT, WHICHEVER OCCURS SOONER.
(4) MR. BRUNAIS WAS GRANTED 100,000 OPTIONS EXERCISABLE AT $2.063 PER SHARE PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN.
(5)   "ALL OTHER COMPENSATION" FOR MR. BRUNAIS FOR FISCAL YEAR 1998
      CONSISTS OF APPROXIMATELY $73,958 PAID AS A HOUSING ALLOWANCE ON
      BEHALF OF MR. BRUNAIS, APPROXIMATELY $7,752 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. BRUNAIS BY THE COMPANY AND $945 PAID FOR TAXABLE LIFE INSURANCE.
(6)   "ALL OTHER COMPENSATION" FOR MR. BRUNAIS FOR FISCAL YEAR 1997
      CONSISTS OF APPROXIMATELY $65,036 PAID AS A HOUSING ALLOWANCE ON
      BEHALF OF MR. BRUNAIS, APPROXIMATELY $7,752 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. BRUNAIS BY THE COMPANY AND $3,000
      CONTRIBUTED TO THE COMPANY'S SAVINGS AND RETIREMENT PLAN ON BEHALF OF MR. BRUNAIS.
(7) MR. BRUNAIS WAS GRANTED 18,000 OPTIONS EXERCISABLE AT $6.563 PER SHARE PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN.
(8)   "ALL OTHER COMPENSATION" FOR MR. BRUNAIS FOR FISCAL YEAR 1996
      CONSISTS OF APPROXIMATELY $71,000 PAID AS A HOUSING ALLOWANCE ON
      BEHALF OF MR. BRUNAIS AND APPROXIMATELY $6,000 PAID AS AN AUTOMOBILE ALLOWANCE.
(9)   MR. MAMMOLA WAS GRANTED 100,000 OPTIONS EXERCISABLE AT $2.063 PER
      SHARE PURSUANT TO THE COMPANY'S LONG- TERM INCENTIVE PLAN.
(10)  "ALL OTHER COMPENSATION" FOR MR. MAMMOLA FOR FISCAL YEAR 1998
      CONSISTS OF $108,364 PAID BY THE COMPANY TO MR. MAMMOLA PURSUANT TO
      THE MAMMOLA RETENTION AGREEMENT.
(11)  "ALL OTHER COMPENSATION" FOR MR. MAMMOLA FOR FISCAL YEAR 1997
      CONSISTS OF APPROXIMATELY $12,000 PAID AS AN AUTOMOBILE ALLOWANCE AND $3,000 CONTRIBUTED TO THE COMPANY'S SAVINGS AND RETIREMENT PLAN ON BEHALF OF MR. MAMMOLA.
(12)  MR. MAMMOLA WAS GRANTED 20,157 OPTIONS EXERCISABLE AT $6.563 PER
      SHARE PURSUANT TO THE COMPANY'S LONG- TERM INCENTIVE PLAN AND 15,343 OPTIONS EXERCISABLE AT $8.00 PER SHARE PURSUANT TO THE COMPANY'S
      "FRESH START" PROGRAM.
(13)  "ALL OTHER COMPENSATION" FOR MR. MAMMOLA FOR FISCAL YEAR 1996
      CONSISTS OF APPROXIMATELY $12,000 PAID AS AN AUTOMOBILE ALLOWANCE AND $3,750 CONTRIBUTED TO THE COMPANY'S SAVINGS AND RETIREMENT PLAN ON BEHALF OF MR. MAMMOLA.
(14) MR. SZOMJASSY WAS APPOINTED ACTING VICE PRESIDENT AND CHIEF OPERATING OFFICER OF THE COMPANY IN OCTOBER 1998.
(15) ON SEPTEMBER 9, 1998, MR. SZOMJASSY WAS GRANTED 25,000 RESTRICTED STOCK OPTIONS AND ALSO WAS GRANTED 50,000 OPTIONS EXERCISABLE AT $2.00 PER SHARE PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN. ON THE DATE OF THE GRANT, THE MARKET PRICE OF THE COMPANY'S CLASS A COMMON STOCK WAS $2.00 PER SHARE.
(16) "ALL OTHER COMPENSATION" FOR MR. SZOMJASSY FOR FISCAL YEAR 1998 CONSISTS OF $2,000 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. SZOMJASSY BY THE COMPANY AND $110 PAID FOR TAXABLE LIFE INSURANCE.
(17) MR. BOLTON WAS APPOINTED ACTING EXECUTIVE VICE PRESIDENT OF BUSINESS DEVELOPMENT ON SEPTEMBER 15, 1998.
(18) ON SEPTEMBER 9, 1998, MR. BOLTON WAS GRANTED 25,000 RESTRICTED STOCK OPTIONS AND ALSO WAS GRANTED 25,000 OPTIONS EXERCISABLE AT $2.00 PER SHARE PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN. ON THE DATE OF THE GRANT, THE MARKET PRICE OF THE COMPANY'S CLASS A COMMON STOCK WAS $2.00 PER SHARE.
(19) "ALL OTHER COMPENSATION" FOR MR. BOLTON FOR FISCAL YEAR 1998 CONSISTS OF $2,800 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. BOLTON BY THE COMPANY AND $443 PAID FOR TAXABLE LIFE INSURANCE.
(20) IN CONNECTION WITH THE COMPANY'S PENDING MOVE TO WAKEFIELD, MASSACHUSETTS, MR. SATZGER ENDED HIS TERM AS SENIOR VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY OF THE COMPANY EFFECTIVE JUNE 1, 1998
      AND CONTINUED UNTIL SEPTEMBER 30, 1998 AS A CONSULTANT TO THE
      COMPANY. IN ACCORDANCE WITH THE TERMS OF MR. SATZGER'S TERMINATION AGREEMENT, MR. SATZGER'S RIGHT TO EXERCISE THE EXERCISABLE OPTIONS
      HELD BY HIM EXPIRED ON AUGUST 29, 1998 AND MR. SATZGER FORFEITED ALL RIGHTS TO THE UNEXERCISABLE OPTIONS HELD BY HIM EFFECTIVE AS OF JUNE
      1, 1998.
(21)  "ALL OTHER COMPENSATION" FOR MR. SATZGER FOR FISCAL YEAR 1998
      CONSISTS OF APPROXIMATELY $167,157 IN SEVERANCE AND SPECIAL COMPENSATION PAYMENTS AND $1,029 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. SATZGER BY THE COMPANY AND $187 PAID FOR TAXABLE LIFE INSURANCE.
(22)  "ALL OTHER COMPENSATION" FOR MR. SATZGER FOR FISCAL YEAR 1997
      CONSISTS OF $2,970 RESULTING FROM AN AUTOMOBILE LEASED FOR MR.
      SATZGER BY THE COMPANY AND $3,000 CONTRIBUTED TO THE COMPANY'S
      SAVINGS AND RETIREMENT PLAN ON BEHALF OF MR. SATZGER.
(23)  MR. SATZGER WAS GRANTED 20,167 OPTIONS EXERCISABLE AT $6.563 PER
      SHARE PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN AND 21,333 OPTIONS EXERCISABLE AT $8.00 PER SHARE PURSUANT TO THE COMPANY'S
      "FRESH START" PROGRAM.
(24)  "ALL OTHER COMPENSATION" FOR MR. SATZGER FOR FISCAL YEAR 1996
      CONSISTS OF APPROXIMATELY $10,000 PAID TO MR. SATZGER AS AN
      AUTOMOBILE ALLOWANCE AND $3,750 CONTRIBUTED TO THE COMPANY'S SAVINGS AND RETIREMENT PLAN ON BEHALF OF MR. SATZGER.
(25)  MR. MCMAHON SERVED AS SENIOR VICE PRESIDENT AND PRESIDENT,
      PROFESSIONAL SERVICES GROUP INC. FROM MAY 1995 TO OCTOBER 1998. ON DECEMBER 16, 1998, MR. MAHON ENDED HIS TERM AS SENIOR VICE PRESIDENT AND PRESIDENT, PROFESSIONAL SERVICES GROUP, INC. EFFECTIVE OCTOBER
      12, 1998 AND CONTINUED UNTIL JANUARY 12, 1999 AS A CONSULTANT TO THE COMPANY. IN ACCORDANCE WITH THE TERMS OF MR. MCMAHON'S SEPARATION AGREEMENT (THE "MCMAHON SEPARATION AGREEMENT"), MR. MCMAHON'S RIGHT
      TO EXERCISE THE EXERCISABLE OPTIONS HELD BY HIM EXPIRED ON JANUARY
      10, 1999, AND MR. MCMAHON FORFEITED ALL RIGHTS TO THE UNEXERCISABLE OPTIONS HELD BY HIM EFFECTIVE OCTOBER 12, 1998.
(26)  "ALL OTHER COMPENSATION" FOR MR. MCMAHON FOR FISCAL YEAR 1998
      CONSISTS OF $91,213 PAID BY THE COMPANY TO MR. MCMAHON PURSUANT TO
      THE MCMAHON SEPARATION AGREEMENT.
(27)  "ALL OTHER COMPENSATION" FOR MR. MCMAHON FOR FISCAL YEAR 1997
      CONSISTS OF $8,946 RESULTING FROM AN AUTOMOBILE LEASED FOR MR.
      MCMAHON BY THE COMPANY AND $7.704 CONTRIBUTED TO PSG'S PENSION PLAN.
(28) MR. MCMAHON WAS GRANTED 9,000 OPTIONS EXERCISABLE AT $6.563 PER SHARE PURSUANT TO THE COMPANY'S LONG- TERM INCENTIVE PLAN AND 10,000
      OPTIONS EXERCISABLE AT $5.75 PER SHARE PURSUANT TO THE COMPANY'S
      "FRESH START" PROGRAM.
(29)  "ALL OTHER COMPENSATION" FOR MR. MCMAHON FOR FISCAL YEAR 1996
      CONSISTS OF APPROXIMATELY $2,200 RESULTING FROM AN AUTOMOBILE LEASED FOR MR. MCMAHON BY PSG.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

   The following table sets forth information with respect to the named executive officers concerning unexercised options, held as of October 31, 1998. No options were exercised during fiscal 1998 by any of the named executive officers.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUES


                     NUMBER OF SECURITIES                VALUE OF
                          UNDERLYING                    UNEXERCISED
                          UNEXERCISED                   IN-THE-MONEY
                      OPTIONS AT FISCAL                   OPTIONS
                           YEAR-END                     AT FISCAL
                                                        YEAR-END(1)
                     EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        NAME              (#)        (#)              (#)           (#)

Thierry M. Mallet(2).         0    150,000            0(3)       0(3)

ALAIN BRUNAIS(4).....    52,800    115,200            0(3)       0(3)

GEORGE C. MAMMOLA(5).    32,477    103,023            0(3)       0(3)

JOSEPH BOLTON(6).....         0     50,000            0(3)       0(3)

MICHAEL SZOMJASSY(7).         0     75,000            0(3)       0(3)

DOUGLAS A. SATZGER(8)*...     0          0            0          0

PATRICK L. MCMAHON(9)*... 14,250   100,000            0(3)       0(3)



*   NO LONGER EMPLOYED BY THE COMPANY.
(1) THE VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR-END
    ASSUMES A FAIR MARKET VALUE FOR THE CLASS A COMMON STOCK OF $2.25, THE CLOSING SALE PRICE PER SHARE OF THE CLASS A COMMON STOCK AS REPORTED ON THE AMERICAN STOCK EXCHANGE COMPOSITE TAPE FOR OCTOBER 30, 1998.
(2) THE EXERCISE PRICE OF THE OPTIONS HELD BY MR. MALLET IS $2.063 PER
    SHARE.
(3) THE EXERCISABLE OPTIONS HELD BY MESSRS. BRUNAIS, MAMMOLA AND MCMAHON
    AND THE UNEXERCISABLE OPTIONS HELD BY MESSRS. MALLET, BRUNAIS, MAMMOLA, BOLTON, SZOMJASSY AND MCMAHON WERE NOT IN-THE-MONEY AS OF OCTOBER 30, 1998.
(4) THE EXERCISE PRICE OF THE OPTIONS HELD BY MR BRUNAIS IS (I) $2.063 PER SHARE IN THE CASE OF OPTIONS TO PURCHASE 100,000 SHARES GRANTED IN
    MARCH 1998, (II) $6.563 PER SHARE IN THE CASE OF HIS OPTION TO PURCHASE 18,000 SHARES GRANTED IN MARCH 1996, OR (III) $8.00 PER SHARE IN THE
    CASE OF HIS OPTION TO PURCHASE 50,000 SHARES GRANTED IN AUGUST 1994.
(5) THE EXERCISE PRICE OF THE OPTIONS HELD BY MR. MAMMOLA IS (I) $2.063 PER SHARE IN THE CASE OF OPTIONS TO PURCHASE 100,000 SHARES GRANTED IN
    MARCH 1998, (II) $6.563 PER SHARE IN THE CASE OF HIS OPTION TO PURCHASE 20,157 SHARES GRANTED IN MARCH 1996, OR (III) $8.00 PER SHARE IN THE
    CASE OF HIS OPTION TO PURCHASE 15,343 SHARES GRANTED IN JANUARY 1996.
(6) THE EXERCISE PRICE OF THE 25,000 OPTIONS GRANTED TO MR. BOLTON PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN IS $2.00 PER SHARE.
(7) THE EXERCISE PRICE OF THE 50,000 OPTIONS GRANTED TO MR. SZOMJASSY PURSUANT TO THE COMPANY'S LONG-TERM INCENTIVE PLAN IS $2.00 PER SHARE.
(8) IN CONNECTION WITH THE COMPANY'S PENDING MOVE TO WAKEFIELD,
    MASSACHUSETTS, MR. SATZGER ENDED HIS TERM AS SENIOR VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY OF THE COMPANY EFFECTIVE JUNE 1, 1998 AND CONTINUED UNTIL SEPTEMBER 30, 1998 AS A CONSULTANT TO THE COMPANY. IN ACCORDANCE WITH THE TERMS OF MR. SATZGER'S TERMINATION AGREEMENT, MR. SATZGER'S RIGHT TO EXERCISE THE EXERCISABLE OPTIONS HELD BY HIM EXPIRED
    ON AUGUST 29, 1998 AND MR. SATZGER FORFEITED ALL RIGHTS TO THE UNEXERCISABLE OPTIONS HELD BY HIM EFFECTIVE AS OF JUNE 1, 1998.
(9) THE EXERCISE PRICE OF OPTIONS HELD BY MR. MCMAHON IS (I) $2.063 PER
    SHARE IN THE CASE OF HIS OPTIONS TO PURCHASE 100,000 SHARES GRANTED IN MARCH 1998, (II) $6.563 PER SHARE IN THE CASE OF HIS OPTION TO PURCHASE 9,000 SHARES GRANTED IN MARCH 1996, OR (III) $5.75 PER SHARE IN THE
    CASE OF HIS OPTION TO PURCHASE 10,000 SHARES GRANTED IN JUNE 1995. ON DECEMBER 16, 1998, MR. MCMAHON ENDED HIS TERM AS SENIOR VICE PRESIDENT
    AND PRESIDENT, PROFESSIONAL SERVICES GROUP, INC. EFFECTIVE OCTOBER 12, 1998 AND CONTINUED UNTIL JANUARY 12, 1999 AS A CONSULTANT TO THE
    COMPANY. IN ACCORDANCE WITH THE TERMS OF THE MCMAHON SEPARATION
    AGREEMENT, MR. MCMAHON'S RIGHT TO EXERCISE THE EXERCISABLE OPTIONS HELD
    BY HIM EXPIRED ON JANUARY 10, 1999, AND MR. MCMAHON FORFEITED ALL
    RIGHTS TO THE UNEXERCISABLE OPTIONS HELD BY HIM EFFECTIVE OCTOBER 12,
    1998.

SUPPLEMENTAL PENSION PLAN

   The following table shows the estimated annual benefits payable upon retirement to participants in the Company's Supplemental Pension Plan.


                     ESTIMATED ANNUAL RETIREMENT BENEFITS


                BONUS
   REMUNERATION                        YEARS OF SERVICE
                                     ---------------------
                                15      20        25        30        35
                              ----      ---       ---       ---       ---

            $25,000..........$ 5,625   $ 7,500   $ 9,375   $11,250   $13,125
            50,000........... 11,250    15,000    18,750    22,500    26,250
            75,000........... 16,875    22,500    28,125    33,750    39,375
            100,000.......... 22,500    30,000    37,500    45,000    52,500
            125,000.......... 28,125    37,500    46,875    56,250    65,625

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

COMPENSATION OF DIRECTORS

   Directors who are not employees of the Company receive an annual fee of $18,000 for service on the Board of Directors and an additional $7,500 per annum for service on each Committee thereof. In addition, directors are reimbursed for out-of-pocket expenses of attending Board and Committee meetings.

   In connection with the Recapitalization, each Special Committee member has received a total of $100,000 in fees of which $50,000 was received in 1998 plus reimbursement for reasonable expenses.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the fiscal year ended October 31, 1998, and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended October 31, 1998, the Company has not identified any persons as having filed a late report under
Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1998, or prior fiscal years.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

   EMPLOYMENT CONTRACTS. In November 1998, in connection with the reorganization of the Company and the resulting senior executive hires of Mr. Szomjassy and Mr. Bolton, the Company entered into executive severance agreements with Mr. Szomjassy (the "Szomjassy Severance Agreement") and Mr. Bolton (the "Bolton Severance Agreement"). The Szomjassy Severance Agreement provides for severance pay equal to fifty-two weeks of pay in the event that Mr. Szomjassy's employment is terminated by the Company for any reason other than death, disability or justifiable cause. The Bolton Severance Agreement guarantees severance pay equal to fifty-two weeks of pay in the event that Mr. Bolton's employment is terminated by the Company for any reason other than death, disability or justifiable cause; provided that if such termination occurs prior to September 16, 1999, Mr. Bolton will receive severance pay equal to seventy-eight weeks of pay.

   Options. The Company's 1989 Long-Term Incentive Plan and 1996 Stock Incentive Plan each provides that, upon a "change-in-control" of the Company (as determined by the Board of Directors), any outstanding options not theretofore fully exercisable shall immediately become exercisable in their entirety.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   On and prior to June 24, 1998, the Compensation Committee of the Board of Directors consisted of Mr. Banon, Lieutenant General Morris and Ms. Carol Lynn Green. Ms. Green resigned from the Board of Directors of the Company effective June 24, 1998. Ms. Green is a partner at the law firm of Bryan, Cave LLP, which has performed limited legal services for the Company from time to time. During her term as a director, Ms. Green did not personally represent the Company. On June 24, 1998, Ms. Hesse was elected a director of the Company. Since June 24, 1998, the Compensation Committee consists of Lt. General Morris, Ms. Hesse and Mr. Banon. Since 1989, Mr. Banon has been Managing Director of General Utilities PLC, the holding company for Vivendi's investments in the water industry in the United Kingdom, and since 1992 he has been Managing Director of General Utilities Holdings Ltd., the holding company for all Vivendi activities in the United Kingdom. Mr. Banon has been designated by Vivendi as a director of the Company under the Investment Agreement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information regarding the beneficial ownership of the Company's capital stock as of January 25, 1999 with respect to (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of Class A Common Stock, (ii) each of the Company's directors, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                        Number of       Percent of
                                        Shares of        Shares of
                                         Class A          Class A
                                          Common          Common
                                          Stock           Stock
    Name of Person or Group             Beneficially    Outstanding
                                          Owned

William V. Kriegel.....................          0           *
Thierry M. Mallet......................          0           *
Jean-Claude Banon......................          0           *
Daniel Caille..........................          0           *
Alain Brunais..........................     53,800(1)        *
Martha O. Hesse                             10,058(2)        *
John W. Morris.........................      3,079           *
Joseph Bolton..........................      3,000           *
George C. Mammola......................     33,357(3)        *
Douglas A. Satzger**...................          0(4)        *
Patrick L. McMahon**...................          0(5)        *
Vivendi................................153,609,975(6)     83.0%
   42, Avenue de Friedland
   75380 Paris Cedex 08
   France
All directors and executive officers
as a group (19 persons).............       167,327(7)        *

---------------
*    Less than 1% ownership
**   No longer employed by the Company.
(1) Includes 52,800 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(2) In addition to 8,429 shares of Class A Common Stock, Ms. Hesse holds 1,629 Warrants exercisable for 1,629 shares of Class A Common Stock.
(3) Includes 32,477 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.
(4) In connection with the Company's pending move to Wakefield, Massachusetts, Mr. Satzger ended his term as Senior Vice President, General Counsel and Secretary of the Company effective June 1, 1998 and continued until September 30, 1998 as a consultant to the Company. In accordance with the terms of Mr. Satzger's termination agreement, Mr. Satzger's right to exercise the exercisable options held by him expired on August 29, 1998 and Mr. Satzger forfeited all rights to the unexercisable options held by him effective as of June 1, 1998.
(5) In accordance with the terms of the McMahon Separation Agreement, Mr. McMahon's right to exercise the exercisable options held by him expired on January 10, 1999, and Mr. McMahon forfeited all rights to the unexercisable options held by him effective October 12, 1998.
(6) As of December 31, 1998, all such shares are beneficially owned by Vivendi indirectly through its wholly-owned subsidiary, Vivendi North America Operations, Inc.
(7) Includes 151,035 shares of Class A Common Stock which may be acquired within 60 days of the date of the table.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LETTER AGREEMENT

   Pursuant to a letter agreement dated March 18, 1994, between the Company and Vivendi, Vivendi purchased 500,000 shares of the Company's Class A Common Stock, at $10.00 per share for a total purchase price of $5.0 million. Vivendi also agreed in the letter agreement that, subject to approval by Vivendi, Vivendi would co-sign on a case-by-case basis with the Company applications for letters of credit with respect to the Company's water and wastewater management and air pollution projects, which Vivendi acknowledged could reach or exceed the level of letters of credit carried by the Company at March 18, 1994.

THE INVESTMENT AGREEMENT

   On June 14, 1994, the stockholders of the Company approved the issuance of Company securities pursuant to the Investment Agreement pursuant to which, among other things, the Company (i) issued to Vivendi 1,200,000 shares of Series A Preferred Stock, convertible into 4,800,000 shares of Class A Common Stock, for cash consideration of $60 million, and (ii) issued to VNA an aggregate of 6,701,500 shares of Class A Common Stock in connection with the acquisition from VNA of PSG and PSG Canada, Inc., a Canadian corporation ("PSG Canada"). As a result, Vivendi increased its ownership interest in the Company to approximately 48% of the total voting power of the Company's voting securities. In addition, the Company benefitted from certain financial and other undertakings from Vivendi, including the $125 million Vivendi Note, and serving as Vivendi's exclusive vehicle in the United States, its possessions and its territories for Vivendi's water management and wastewater management and air pollution activities, subject to certain exceptions, and Vivendi received certain rights with respect to the Company, in particular, representation on the Company's Board of Directors and the right to designate the Chairman of the Company's Board of Directors, the Company's Chief Executive Officer and the Company's Chief Financial Officer, all as further described below.

   CERTAIN COVENANTS OF THE COMPANY

   Representation on the Board of Directors; Management. Under the terms of the Investment Agreement, the Company has agreed that Vivendi will have the right to designate as members of the Company's Board of Directors at least that number of directors that is proportionate to the aggregate voting control represented by the shares of Class A Common Stock and Series A Preferred Stock beneficially owned by Vivendi (subject to a minimum of three Independent Directors). For purposes of the Investment Agreement, "Independent Director" is defined as any director who is not an employee, agent or representative of the Company, Vivendi or any of their respective affiliates or associates (as defined in the Investment Agreement) and may include any person acting as outside counsel or financial advisor for either the Company or Vivendi or any of their respective Affiliates or Associates. At the Annual Meeting of Stockholders of the Company held on June 24, 1998, the stockholders of the Company elected six directors who were designated by Vivendi (Messrs. Kriegel, Banon, Brunais, Caille, Jobard and Mallet). The Investment Agreement requires the Company to maintain three Independent Directors, however, the Company currently has only two Independent Directors (Ms. Hesse and Lt. General Morris). All Independent Directors must be satisfactory to Vivendi. The Company has further agreed that Vivendi will have proportionate representation on all committees of the Board (other than any special committee of Independent Directors) to the same extent as Vivendi is entitled to representation on the Board of Directors.

   The Company has also agreed in the Investment Agreement that Vivendi shall have the right to designate the Chairman of the Company's Board of Directors, the Company's Chief Executive Officer and the Company's Chief Financial Officer. In accordance with the terms of the Investment Agreement, the Board of Directors appointed, as designees of Vivendi, Mr. Kriegel as Chairman of the Company's Board of Directors, Mr. Mallet as the Chief Executive Officer of the Company and Mr. Brunais as the Chief Financial Officer of the Company.

   Registration Rights. Pursuant to the terms of the Investment Agreement, Vivendi and VNA will have the right to require on up to four occasions that the Company register all shares of Class A Common Stock owned from time to time by Vivendi and its affiliates for sale to the public under the Securities Act (a "Demand Registration"), provided that the Company is not obligated (i) to effect more than one Demand Registration in any six-month period, (ii) to effect a Demand Registration for less than five percent of the outstanding Class A Common Stock, (iii) to effect a Demand Registration within six months of Vivendi or VNA selling any shares of Class A Common Stock pursuant to a Piggyback Registration (as defined below) or (iv) to effect a Demand Registration if the Company shall have filed or announced its intention to file a registration statement of an offering of shares of Class A Common Stock for its own account and shall be taking steps in pursuance thereof or if the Company shall have completed such a registered offering within the immediately preceding ninety days. In addition, Vivendi and VNA will have the right to participate in registrations by the Company of its Class A Common Stock (a "Piggyback Registration"). The Company will pay all registration expenses on behalf of Vivendi and VNA, including certain related fees and expenses, other than underwriting fees and discounts.

   Access to Books and Records. The Company has agreed that for so long as Vivendi beneficially owns directly or indirectly at least 26% of the outstanding shares of Class A Common Stock on a fully-diluted basis, Vivendi will have access on reasonable terms to the books, records and employees of the Company and its subsidiaries and to the provision by the Company of all information reasonably requested by Vivendi, subject to confidentiality obligations that at the time may be owed by the Company to third parties and to appropriate confidentiality arrangements and requirements of law.

   CERTAIN COVENANTS OF VIVENDI

   Exclusivity. Pursuant to the Recapitalization Agreement and the Investment Agreement as amended by the Recapitalization Agreement, Vivendi agreed on behalf of itself and its affiliates that, for so long as Vivendi (with its affiliates) is the largest stockholder of the Company, the Company shall be Vivendi's exclusive vehicle in the United States, its possessions and its territories for its water management and wastewater management and air pollution activities; provided that the foregoing shall not apply to any acquisition or investment by Vivendi (or any of its affiliates) of a privately-owned, publicly-traded or publicly-owned company in the water utility sector whose primary business is the production, distribution and/or sale of potable, fire, bulk, draining or irrigation water ("Water Utility"), nor to Vivendi's present or future investments in Philadelphia Suburban Corporation (such Water Utilities and Philadelphia Suburban Corporation hereinafter referred to collectively as the "Water Businesses").

   In addition, Vivendi has agreed to assist (and cause its affiliates to assist) the Company in developing its water management and wastewater management and air pollution activities in both Canada and Mexico, subject to contractual agreements as of March 30, 1994 and taking into account the respective interests of the Company and Vivendi and its affiliates. Vivendi also agreed to offer the Company an active participation in any proposed water management or wastewater management activities by Vivendi (or any of its affiliates) in the United States (which shall be deemed to exclude the Water Businesses), which investment is too capital intensive for the Company to undertake on a stand-alone basis.

   In addition, in the event Vivendi (or any of its affiliates) acquires control of a Water Business which is also engaged in wastewater activities similar to those conducted by the Company as of the date of the original Investment Agreement, then Vivendi (or such affiliate) has agreed to use reasonable efforts to cause, subject to the fiduciary duties of the board of directors of such Water Business and other applicable regulatory standards, that Water Business to offer to the Company the opportunity to obtain "operating and maintenance" contracts with the wastewater management business of, and the opportunity to obtain engineering contracts with, such Water Business on terms which are commercially reasonable in the judgment of such Water Business; provided that the foregoing shall not apply to any existing business of Philadelphia Suburban Corporation as of the date of the original Investment Agreement.

   In addition, Vivendi (and its affiliates) and the Company agreed to establish a privileged commercial relationship for the development of air pollution activities in Europe.

   Finally, the Investment Agreement, as amended, provides that the exclusivity provision shall have no application to Kruger, Inc., a distributor of water treatment plant parts and components and an indirect subsidiary of Omnium Traitement et de Valorisation.

   Affiliate Transactions. Vivendi has agreed on behalf of itself and its affiliates that any transactions (or series of related transactions in a chain) between the Company and any of its affiliates and Vivendi or any of its affiliates will be on an arm's length basis. Any such transaction (or such series of transactions) having an aggregate value in excess of $1,000,000 must be approved by a majority of the Independent Directors or a special committee thereof acting in a separate meeting or by unanimous written consent. The Company, Vivendi and VNA have further agreed that all actions by the Company with respect to any claim by the Company against Vivendi or its affiliates under the Investment Agreement will be taken only by majority approval of such Independent Directors or a special committee thereof, so acting in a separate meeting or by unanimous written consent.

   Sales of Shares. Vivendi has also agreed to give the Company one day's prior written notice of any sale of shares of Class A Common Stock held by Vivendi or its affiliates if, to the knowledge of Vivendi, such sale would result in any person beneficially owning more than 15% of the outstanding shares of Class A Common Stock.

VIVENDI NOTE

   In connection with the Investment Agreement, the Company and Vivendi entered into a Credit Agreement dated as of June 14, 1994, pursuant to which the Company received the proceeds of the Vivendi Note in a principal amount of $125 million. The Vivendi Note was an unsecured facility bearing interest at a rate based upon one, two, three or six-month LIBOR, as selected by the Company, plus 1.25%, and had a final maturity of June 15, 2001. The Company incurred approximately $3.1 million of interest related to the Vivendi Note during fiscal 1998. The Vivendi Note was repaid in March 1998 with a portion of the gross proceeds from the Rights Offering.

INVOLVEMENT OF VIVENDI IN OTHER FINANCING ARRANGEMENTS

   The Company maintains a senior secured Bank Credit Facility, dated as of March 10, 1995, with Societe Generale. On December 12, 1998, the Bank Credit Facility was decreased at the Company's request from $70 million to $50 million. As of January 28, 1999, the Company had no borrowings under the Bank Credit Facility and outstanding letters of credit under the Bank Credit Facility totaled $18.7 million (unused capacity of $31.3 million). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Bank Credit Facility." The Bank Credit Facility is primarily designed to finance working capital requirements and provide for the issuance of letters of credit, both subject to limitations and secured by a first security interest in substantially all of the assets of the Company. Of the total commitment under the terms of the Bank Credit Facility, borrowings are limited to the lesser of $50 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25%, or at a defined bank rate approximating prime (8.0% at October 31, 1998). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires Vivendi to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors, as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility. Vivendi has reaffirmed to Societe Generale the terms of Vivendi's existing credit support of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities ($0.9 million for October 31, 1998).

VNA NOTE

   On August 2, 1996, the Company entered into a $60 million seven-year unsecured revolving credit facility with VNA pursuant to which the Company received the proceeds of the VNA Note in the amount of $60 million. This facility, which was repaid on March 4, 1998, with a portion of the gross proceeds from the Rights Offering, was originally scheduled to mature on August 2, 2003. The VNA Note bore interest at LIBOR plus 0.6%. The Company incurred approximately $1.3 million of interest on this loan during fiscal 1998.

RECAPITALIZATION AGREEMENT

   THE EXCHANGE

   On January 28, 1998, pursuant to the terms of the Recapitalization Agreement, the Company exchanged the outstanding 1,200,000 shares of Series A Preferred Stock held by Vivendi and its subsidiaries (representing all of the issued and outstanding shares of Series A Preferred Stock) for 34,285,714 shares of its Class A Common Stock. Immediately following the Exchange, Vivendi beneficially owned in the aggregate approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company.

   The Company did not declare the September 30, 1997, and December 31, 1997, quarterly dividends aggregating $1,650,000 on the Series A Preferred Stock, all of which was held by Vivendi, due to its concerns over liquidity and the adequacy of its surplus. The dividends in arrears on the Series A Preferred Stock have not been paid and were extinguished pursuant to the Exchange. The Company paid $2.5 million in dividends on the Series A Preferred Stock in fiscal 1997.

   THE RIGHTS OFFERING

   On January 26, 1998, the Board of Directors of the Company declared a dividend to holders of record of its Class A Common Stock as of the close of business on January 29, 1998, of 120,000,000 transferable subscription Rights which allowed Rights holders to subscribe for and purchase shares of its common stock and also allowed subscribers (other than Vivendi and VNA) in the Rights Offering to receive transferable three-year Warrants to purchase shares of Class A Common Stock.

   The Rights Offering expired on March 4, 1998. In the Rights Offering, 98,160,427 Rights were exercised to purchase 99,840,089 shares of Class A Common Stock, of which 1,679,662 shares were purchased pursuant to an oversubscription privilege. In accordance with the terms of the Recapitalization Agreement, Vivendi and VNA each exercised its basic subscription privilege in full for an aggregate basic subscription of 86,682,816 shares of Class A Common Stock, and Vivendi subscribed for and purchased 19,031,470 additional shares of Class A Common Stock available as a result of unexercised rights in the Rights Offering, for a total aggregate subscription of $185 million.

   In addition, 3,949,099 Warrants to acquire in the aggregate 3,949,099 shares of Class A Common Stock were issued to subscribers (other than Vivendi and VNA) in the Rights Offering. In accordance with the terms of the Rights Offering, neither Vivendi nor VNA received any Warrants. On March 12, 1998, the Company was notified that the Warrants had been approved for listing on the American Stock Exchange, Inc. (the "AMEX"). The Warrants currently trade on the AMEX under the symbol "AAI.WS."

   The Company received gross proceeds of approximately $208 million from the Rights Offering, including approximately $23 million of publicly raised proceeds. The Company used a portion of the gross proceeds from the Rights Offering to repay the $125 million Vivendi Note and borrowings under the $60 million credit facility with VNA. The remaining $23 million of proceeds, representing all of the publicly-raised proceeds, have been retained for general corporate purposes, including a reduction in borrowings under the Bank Credit Facility (as defined hereinafter) and the payment of fees related to the Recapitalization of approximately $5.8 million, of which approximately $2.0 million were paid to Vivendi.

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

   On February 23, 1998, the Consent Solicitation expired. In the Consent Solicitation, the Company received the consent of $105,937,000 aggregate principal amount of the outstanding Convertible Debentures, representing approximately 92.1% of the outstanding principal amount of the Convertible Debentures, to amend the Change of Control Provision. On February 23, 1998, the Company and the Chase Manhattan Bank as Trustee, executed a Supplemental Indenture (the "Supplemental Indenture"), which amended the Indenture to exempt acquisitions by Vivendi or any of its Affiliates (as defined therein) of voting power equal to or greater than 75% from the application of the Change of Control Provision. Following the execution of the Supplemental Indenture and pursuant to the terms of the Consent Solicitation, the Company made an aggregate payment of approximately $0.5 million to holders of Convertible Debentures who provided their consents.

   CHARTER AMENDMENT

   Pursuant to the Recapitalization Agreement on January 26, 1998, the Board of Directors of the Company adopted a resolution setting forth proposed amendments to the Restated Certificate of Incorporation of the Company (the "Charter Amendment"). On February 6, 1998, Vivendi and VNA, beneficial owners as of such date of an aggregate of approximately 72.2% of the outstanding Class A Common Stock and voting power of the Company provided their written consent to the Charter Amendment. The consent of Vivendi and VNA was sufficient to adopt the Charter Amendment without any further vote of the Company's stockholders. On March 2, 1998, the Company filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the number of shares of Class A Common Stock that the Company is authorized to issue from 95,000,000 shares to 255,000,000 shares. The Charter Amendment became effective upon such filing.

   Prior to the filing of the Charter Amendment, the Company had authorized for issuance 100,000,000 shares of common stock, par value $.001 per share, of which 95,000,000 shares were shares of Class A Common Stock and 5,000,000 shares were shares of its Class B Common Stock, par value $.001 per share (the "Class B Common Stock"). The terms of the Class B Common Stock and the Class A Common Stock are identical in all respects except that the Class B Common Stock is not entitled to vote. Following the filing of the Charter Amendment, the Company is authorized to issue 260,000,000 shares of common stock par value $.001 per share of which 255,000,000 shares are shares of Class A Common Stock and 5,000,000 shares are shares of Class B Common Stock.

   OTHER

   Business Planning Committee

   In connection with the Recapitalization, the Company established a business planning committee of the Board of Directors (the "Business Planning Committee") to review the business strategies prepared by senior management of the Company and, as appropriate, make recommendations on the formulation and implementation of those strategies that have as their objective increasing stockholder value. The Business Planning Committee, which will remain in place through the end of fiscal year 1999, is comprised of three Vivendi appointed directors and two directors who are unaffiliated with and independent of Vivendi.

   Among other things, the Business Planning Committee will identify areas where Vivendi's management expertise and the Company's business may be effectively integrated. Mr. Caille, Ms. Hesse, Mr. Mallet and Lt. General Morris currently serve as members of the Business Planning Committee. The Chairman of the Business Planning Committee is currently Mr. Banon.

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

   USF&G Bonding Guarantees

   Pursuant to the Recapitalization Agreement, Vivendi and the Company had agreed that from September 30, 1997 and continuing until the consummation of the Recapitalization, Vivendi (or one of its affiliates) would enter into guarantees of certain obligations of the Company relating to the bonding of certain contracts under the Master Agreement between USF&G and the Company and its subsidiaries. In consideration, Vivendi (or one of its affiliates) had received assurance from USF&G that, in the event of a default by the Company, USF&G would assign and transfer to Vivendi (or one of its affiliates) any and all of USF&G's resultant rights in the bonded commercial contract (whether arising under the Master Agreement, or by operation of law, or otherwise). No such assignment nor transfer was made. VNA has partially indemnified the Company's obligations under the Master Agreement. There can be no assurance that USF&G will be willing to continue to provide bid and performance bonds to the Company without a guarantee from Vivendi or one of its affiliates.

   No Short-Form Merger

   In addition, in connection with the Recapitalization, Vivendi has agreed for a period of three years from the closing date of the Recapitalization, which date occurred on March 9, 1998, not to acquire the Company by way of a short-form merger without the approval of a majority of the Independent Directors of the Company.

   Clarification of Investment Agreement

   The Recapitalization Agreement also amends and restates the exclusivity provision of the Investment Agreement to clarify that the exclusivity provision in the original Investment Agreement should apply to both water management and wastewater management activities, but shall not apply to certain water utility-related investments, acquisitions or activities by Vivendi or its affiliates, to Vivendi's present or future investments in Philadelphia Suburban Corporation or to OTV-Kruger, Inc. See "Certain Relationships and Related Transactions--The Investment Agreement--Certain Covenants of Vivendi--Exclusivity."

OTHER VIVENDI RELATED MATTERS

   On September 15, 1998, the Company and a Vivendi subsidiary executed a replacement contract with PRASA for a term of approximately three years beginning September 15, 1998. The Company has agreed to function as the agent for Vivendi's subsidiary for operations under the new contract through a Puerto Rico subsidiary of the Company. Vivendi had previously guaranteed performance by PSG of PSG's original contract with PRASA. In fiscal year 1998, PSG's contract with PRASA accounted for 39% of PSG's total sales and 24% of the Company's total sales, respectively.

   Following the Recapitalization, the Company will require additional financial resources to develop and support each of its businesses at PSG and M&E, to undertake related long-term capital expenditures and to participate in the emerging privatization market in the wastewater management industry. Vivendi has informed the Company that it intends to work with the Company to explore various ways to develop such financial resources for these purposes, including, among others, the raising by Vivendi of an investment fund or other off-balance sheet vehicle which would invest, on a case-by-case basis, in various project financings undertaken by the Company. It is anticipated that any such vehicle would invest in such project finance activities of the Company on terms which are commercially reasonable. As a result, Vivendi and the Company and possibly others, investing either directly or indirectly through such vehicle or otherwise, would share in the returns on such projects pro rata in relation to their respective equity investments.

   As of December 31, 1998, the approximately 83% of the Company's Class A Common Stock beneficially owned by Vivendi was transferred by Vivendi to its wholly-owned subsidiary, Vivendi North America Operations, Inc. ("VNAO"). See "Security Ownership of Certain Beneficial Owners and Management." The Company will be included in the consolidated federal income tax group consisting of VNAO, the Company, a second subsidiary ("Sub 2"), and the subsidiaries of each of them. The Company is included in the consolidated group since VNAO owns more than 80% of the total voting power and value of the outstanding capital stock of the Company. Each member of a consolidated group for federal income tax purposes is liable for the federal income tax liability of each other member of the consolidated group. Accordingly, the Company could be liable if any federal tax liability has been incurred, but not discharged, by other members of the consolidated group. Similar principles could apply to state and local tax liabilities of the consolidated group. The Board of Directors of the Company has authorized the Company to enter into tax allocation arrangements with VNAO and Sub 2. While the impact of these tax allocation arrangements is expected to be favorable to the Company, VNAO, Sub2 and the Company have not finalized these arrangements and, as such, management can give no assurances as to the impact, likelihood or timing of their finalization.

OTHER RELATED TRANSACTIONS

   Ms. Green, a director of the Company from June 1994 through June 24, 1998, is a partner at the law firm of Bryan, Cave LLP. Bryan, Cave LLP has performed limited legal services for the Company from time to time. During her term as a director, Ms. Green did not personally represent the Company.


                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a(1)     Financial Statements and Supplementary Data

            See "Index to Financial Statements" included in Part II, Item 8 of this Form 10-K.

   a(2)     Financial Statement Schedule

            See "Index to Financial Statements" included in Part II, Item 8 of this Form 10-K.

   a(3)     Exhibits


 Exhibit
  Number         Description of Document                            Location

   3.01       Restated Certificate of Incorporation of the             (1)
              Registrant, dated July 10, 1987

   3.01(a)    Certificate of Amendment of Certificate of               (2)
              Incorporation of the Registrant, dated
              October 27, 1987

   3.01(b)    Certificate of Amendment to Certificate of               (2)
              Incorporation of the Registrant
              filed June 21, 1989

   3.01(c)    Certificate of Amendment of the Restated Certificate     (2)
              of Incorporation of the Registrant filed July 5, 1989

   3.01(d)   Certificate of Amendment of the Restated Certificate     (3)
             of Incorporation of the Registrant filed August 13,
             1990

   3.01(e)   Certificate of Designation of 5 1/2% Series A            (4)
             Convertible Exchangeable Preferred Stock filed
             June 14, 1994

   3.01(f)   Certificate of Retirement of 5 1/2% Series A             (5)Ex.
             Convertible Exchangeable Preferred                       3.01(a)
             Stock filed February 6, 1998

   3.01(g)   Certificate of Amendment of the Restated Certificate     (6)
             of Incorporation of the Registrant filed March 2, 1998

   3.01(h)   Certificate of Amendment to the Restated Certificate     **
             of Incorporation of the Registrant filed October 13,
             1998

   3.02      By-Laws of the Registrant, as amended                    (1)


   4.01      Indenture, dated as of May 15, 1990, between the         (7)
             Registrant and Midlantic National Bank, as trustee

   4.02      Supplemental  Indenture,  dated  as of  February  23,    (5)Ex.
             1998, between the Registrant and The Chase Manhattan      4.01
             Bank, as Trustee

   4.03      Warrant Agreement, including Form of Warrant             (14)Ex.
             Certificate included as an exhibit thereto,              4.01
             between the Company and the Warrant Agent

   10.01     Form of Supplemental Pension Agreement of              (1)(Ex.
             Research-Cottrell                                      10.20)*

   10.02     1988 Long-Term Incentive Compensation Plan of M&E,     (8)*
             effective as of September 30, 1988, as amended
             September 7, 1989 and March 19, 1990

   10.02(a)  1989 Long-Term Compensation Plan of the Registrant,    (2)*
             effective as of July 31, 1989

   10.03     Research-Cottrell Environmental Engineering Profit     (9)(Ex.
             Sharing Plan, as amended                               10.27)

   10.04     Research-Cottrell Environmental Thrift Plan            (9)(Ex.
                                                                    10.29)

   10.05     Senior Guaranteed Credit Agreement, dated as of        (10)
             March 10, 1995, by and among the Registrant, the Persons listed on Annex B thereto as Borrowers and Guarantors, the Banks listed on the signature pages thereof, the First National Bank of Chicago and Societe Generale, New York Branch, as Arranging
             Agents, the First National Bank of Chicago as
             Administrative Agent, and Societe Generale, New York
             Branch, as Collateral Agent and Issuing Bank

   10.06     Agreement, dated March 13, 1989, between              (11)(Ex.
             Research-Cottrell and certain of its air              10.31)
             subsidiaries and Reliance Insurance Company,
             United Pacific Insurance and Planet Insurance
             Company of Federal Way, Washington

   10.07     Agreement, dated March 13, 1989, between              (11)(Ex.
             Research-Cottrell and certain of its water            10.31(A))
             subsidiaries and Reliance Insurance Company,
             United Pacific Insurance and Planet Insurance
             Company of Federal Way, Washington

   10.08     Letter Agreement, dated March 18, 1994, between the      (4)
             Registrant and Vivendi

   10.09     Investment Agreement, dated as of March 30, 1994,        (8)
             among the Registrant, Vivendi and Vivendi North
             America Company

   10.10     Credit Agreement, dated as of June 14, 1994, between     (4)
             the Registrant and Vivendi

   10.11     Amended and Restated Subordination Agreement, dated     (12)
             as of March 10, 1995, as Amended and restated as of March 10, 1995, as amended and restated as of November 1995, among Vivendi, the Registrant, the
             First National Bank of Chicago and United States
             Fidelity and Insurance Company, Fidelity and
             Guaranty Insurance Company and Fidelity and
             Guaranty Insurance Underwriters, Inc. and any
             Affiliate of the foregoing

   10.12     Master Surety Agreement made October 31, 1995 by the    (12)
             Registrant, Research-Cottrell, Inc., M&E, Inc., and Professional Services Group, Inc., for the continuing Benefit of United States Fidelity and
             Guaranty Company, Fidelity and Guaranty Insurance
             Underwriters, Inc. and Fidelity and Guaranty
             Insurance Company and USF&G Insurance Company of
             Mississippi

   10.13     Revolving Credit Agreement, dated as of August 2,       (13)
             1996, between the Registrant and Vivendi North
             America Company

   10.14     Employment Agreement, dated as of November 7, 1996,     (13)*
             between Robert B. Sheh and the Registrant

   10.15     Recapitalization Agreement, dated September 24,         (14)
             1997, among the Registrant,Vivendi and Vivendi
             North America Company

   10.15(a)  Amendment No. 1 to the Recapitalization Agreement,      (15)
             dated January 26, 1998, among The Registrant,
             Vivendi and Vivendi North America Company

   10.16     Separation Agreement, dated as of October 24, 1997,     (15)*
             between Robert B. Sheh and the Registrant

   11        Statement re: computation of per share earnings         **

   21        List of Subsidiaries of the Registrant                  **

   23        Consent of McGladrey & Pullen, LLP                      **

   27        Financial Data Schedule                                 **

------------------
(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-17833), as amended, which became effective on April 12, 1988.
(2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-29568), as amended, which became effective on August 10, 1989.
(3) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-4 (No. 33-43143), as filed with the Securities and Exchange Commission on October 3, 1991.
(4) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 21, 1994, as filed with the Securities and Exchange Commission on January 30, 1995.
(5) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended January 31, 1998, as filed with the Securities and Exchange Commission on March 17,1998.
(6)   Incorporated by reference to Exhibit 3.01(e) to the Company's Form
      8-A filed with the Securities and Exchange Commission on March 11,
      1998.
(7) Incorporated by reference to Exhibit 4.05 to the Registrant's Registration Statement on Form S-1 ( No. 33- 33088), as amended, filed with the Securities and Exchange Commission on April 24, 1990.
(8) Incorporated by reference to Annex I to the Registrant's Proxy Statement on Schedule 14A dated May 24, 1994, in connection with its Annual Meeting of Stockholders held on June 14, 1994.
(9) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to M&E's Registration Statement on Form S-1 (No. 33-24315), as amended, which became effective on October 18, 1988.
(10) Incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995, as filed with the Securities and Exchange Commission on June 14, 1995.
(11) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to M&E's Registration Statement on Form S-1 (No. 33-28846), as amended, which became effective on June 29, 1989.
(12) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as filed with the Securities and Exchange Commission on January 3, 1996.
(13) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, as filed with the Securities and Exchange Commission on January 29, 1997.
(14) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, dated September 24, 1997.
(15) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 333-39115), as amended, which became effective on January 30, 1998.
(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10- K.
(**)  Filed herewith.


      (b) Reports on Form 8-K

      The following Reports on Form 8-K have been filed during the last quarter of the fiscal year ended October 31, 1998.

(1) Report on Form 8-K, Item 5--Other Events, dated September 16, 1998.

(2) Report on Form 8-K, Item 5--Other Events, dated October 13, 1998.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AQUA ALLIANCE INC.


                                   By: /S/ ALAIN BRUNAIS
                                      --------------------------------
                                              Alain Brunais
                                        Senior Vice President and
                                          Chief Financial Officer


                                   January 29, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ WILLIAM V. KRIEGEL      Chairman of the Board of         January 29, 1999
-------------------------   Directors
William V. Kriegel

/s/ THIERRY M. MALLET       President, Chief Executive       January 29, 1999
-------------------------   Officer and Director
Thierry M. Mallet           (Principal Executive Officer)

/s/ ALAIN BRUNAIS           Senior Vice President, Chief     January 29, 1999
-------------------------   Financial Officer and Director
Alain Brunais               (Principal Accounting Officer)
                            (Principal Financial Officer)

/s/ JEAN-CLAUDE BANON       Director                         January 29, 1999
-------------------------
Jean-Claude Banon

/s/ DANIEL CAILLE           Director                         January 29, 1999
-------------------------
Daniel Caille

/s/ MARTHA O. HESSE         Director                         January 29, 1999
-------------------------
Martha O. Hesse

/s/ FRANCOIS JOBARD         Director                         January 29, 1999
-------------------------
Francois Jobard

/s/ JOHN W. MORRIS          Director                         January 29, 1999
-------------------------
John W. Morris





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
            Convertible Exchangeable Preferred Stock filed
            June 14, 1994

3.01(f)     Certificate of Retirement of 5 1/2% Series A             (5)Ex. 3.01(a)
            Convertible Exchangeable Preferred Stock filed
            February 6, 1998

3.01(g)     Certificate of Amendment of the Restated                    (6)
            Certificate of Incorporation of the Registrant
            filed March 2, 1998

3.01(h)     Certificate of Amendment to the Restated                   **
            Certificate of Incorporation of the Registrant
            filed October 13, 1998

   3.02     By-Laws of the Registrant, as amended                       (1)

   4.01     Indenture, dated as of May 15, 1990, between the            (7)
            Registrant and Midlantic National Bank, as trustee

   4.02     Supplemental Indenture, dated as of February  23,        (5)Ex. 4.01
            1998, between the Registrant and The Chase
            Manhattan Bank, as Trustee

   4.03     Warrant Agreement, including Form of Warrant             (14)Ex. 4.01
            Certificate included as an exhibit thereto, between
            the Company and the Warrant Agent

   10.01    Form of Supplemental Pension Agreement of                (1)(Ex. 10.20)*
            Research-Cottrell

   10.02    1988 Long-Term Incentive Compensation Plan of M&E,          (8)*
            effective as of September 30, 1988, as amended
            September 7, 1989 and March 19, 1990

10.02(a)    1989 Long-Term Compensation Plan of the Registrant,         (2)*
            effective as of July 31, 1989

   10.03    Research-Cottrell Environmental Engineering Profit       (9)(Ex. 10.27)
            Sharing Plan, as amended

   10.04    Research-Cottrell Environmental Thrift Plan              (9)(Ex. 10.29)

   10.05    Senior Guaranteed Credit Agreement, dated as of             (10)
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

   10.06    Agreement, dated March 13, 1989, between                 (11)(Ex. 10.31)
            Research-Cottrell and certain of its air
            subsidiaries and Reliance Insurance Company,
            United Pacific Insurance and Planet Insurance
            Company of Federal Way, Washington

   10.07    Agreement, dated March 13, 1989, between                 (11)(Ex. 10.31(A)
            Research-Cottrell and certain of its water
            subsidiaries and Reliance Insurance Company,
            United Pacific Insurance and Planet Insurance
            Company of Federal Way, Washington

   10.08    Letter Agreement, dated March 18, 1994, between the         (4)
            Registrant and Vivendi

   10.09    Investment Agreement, dated as of March 30, 1994,           (8)
            among the Registrant, Vivendi and Vivendi North
            America Company

   10.10    Credit Agreement, dated as of June 14, 1994, between        (4)
            the Registrant and Vivendi

   10.11    Amended and Restated Subordination Agreement, dated         (12)
            as of March 10, 1995, as Amended and restated as
            of March 10, 1995, as amended and restated as of
            November 1995, among Vivendi, the Registrant, the
            First National Bank of Chicago and United States
            Fidelity and Insurance Company, Fidelity and
            Guaranty Insurance Company and Fidelity and
            Guaranty Insurance Underwriters, Inc. and any
            Affiliate of the foregoing

   10.12    Master Surety Agreement made October 31, 1995 by the        (12)
            Registrant, Research-Cottrell, Inc., M&E, Inc., and
            Professional Services Group, Inc., for the
            continuing Benefit of United States Fidelity and
            Guaranty Company, Fidelity and Guaranty Insurance
            Underwriters, Inc. and Fidelity and Guaranty
            Insurance Company and USF&G Insurance Company of
            Mississippi

   10.13    Revolving Credit Agreement, dated as of August 2,           (13)
            1996, between the Registrant and Vivendi North
            America Company

   10.14    Employment Agreement, dated as of November 7, 1996,         (13)*
            between Robert B. Sheh and the Registrant

   10.15    Recapitalization Agreement, dated September 24,             (14)
            1997, among the Registrant,Vivendi and Vivendi
            North America Company

10.15(a)    Amendment No. 1 to the Recapitalization Agreement,          (15)
            dated January 26, 1998, among The Registrant,
            Vivendi and Vivendi North America Company

   10.16    Separation Agreement, dated as of October 24, 1997,         (15)*
            between Robert B. Sheh and the Registrant

   11       Statement re: computation of per share earnings             **

   21       List of Subsidiaries of the Registrant                      **

   23       Consent of McGladrey & Pullen, LLP                          **

   27       Financial Data Schedule                                     **

------------
(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-17833), as amended, which became effective on April 12, 1988.
(2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 33-29568), as amended, which became effective on August 10, 1989.
(3) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-4 (No. 33-43143), as filed with the Securities and Exchange Commission on October 3, 1991.
(4) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 21, 1994, as filed with the Securities and Exchange Commission on January 30, 1995.
(5) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, as filed with the Securities and Exchange Commission on March 17,1998.
(6) Incorporated by reference to Exhibit 3.01(e) to the Company's Form 8-A filed with the Securities and Exchange Commission on March 11, 1998.
(7) Incorporated by reference to Exhibit 4.05 to the Registrant's Registration Statement on Form S-1 ( No. 33-33088), as amended, filed with the Securities and Exchange Commission on April 24, 1990.
(8) Incorporated by reference to Annex I to the Registrant's Proxy Statement on Schedule 14A dated May 24, 1994, in connection with its Annual Meeting of Stockholders held on June 14, 1994.
(9) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to M&E's Registration Statement on Form S-1 (No. 33-24315), as amended, which became effective on October 18, 1988.
(10) Incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995, as filed with the Securities and Exchange Commission on June 14, 1995.
(11) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to M&E's Registration Statement on Form S-1 (No. 33-28846), as amended, which became effective on June 29, 1989.
(12) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as filed with the Securities and Exchange Commission on January 3, 1996.
(13) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, as filed with the Securities and Exchange Commission on January 29, 1997.
(14) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, dated September 24, 1997.
(15) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Registrant's Registration Statement on Form S-1 (No. 333-39115), as amended, which became effective on January 30, 1998.
(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(**)  Filed herewith.