Form 10-Q
period 1999-01-31
AQUA ALLIANCE INC
filed 1999-03-17
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended January 31, 1999
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from   to

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      The number of shares outstanding of the registrant's Class A Common Stock, par value $.001 per share, was 185,176,527 as of March 15, 1999.




                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             AQUA ALLIANCE INC.
                        CONSOLIDATED BALANCE SHEETS

                AS OF JANUARY 31, 1999 AND OCTOBER 31, 1998
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JANUARY 31,     CTOBER 31,
                                                                  1999            1998
                                                               ----------      ---------
                                                               (UNAUDITED)
                            ASSETS
Current Assets:
Cash and cash equivalents..................................... $ 19,694        $22,197
Accounts receivable, less allowance for doubtful accounts.....   79,775        77,776
   Costs and estimated earnings in excess of billings on
uncompleted
      contracts...............................................   35,180        33,559
   Inventories................................................    1,452         1,470
   Prepaid expenses and other current assets..................   10,050         8,521
   Net current assets of discontinued operations..............    3,367         1,401
                                                               --------       -------
            Total current assets..............................  149,518       144,924
Property, plant and equipment, net............................   10,092         9,768
Investments in environmental treatment facilities.............   21,313        21,651
Goodwill, net.................................................  157,913       159,198
Other assets..................................................   20,766        20,572
Net non-current assets of discontinued operations.............    1,014         3,239
                                                               --------       -------
            Total assets...................................... $360,616      $359,352
                                                               ========       =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt..................... $    443       $   443
   Accounts payable...........................................   96,144        87,557
   Accrued expenses...........................................   93,393        92,135
   Billings in excess of costs and estimated earnings on
uncompleted
      contracts...............................................   13,914        13,484
   Income taxes payable.......................................    2,292         2,325
   Net current liabilities of discontinued operations.........       --           483
                                                               --------       -------
            Total current liabilities.........................  206,186       196,427
                                                               --------       -------
Long-term debt................................................  119,329       119,405
                                                               --------       -------
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $.001, authorized 260,000,000 shares;
      issued 185,266,429
      shares..................................................      185           185
   Additional paid-in capital.................................  629,130       629,130
   Accumulated deficit........................................ (593,579)      (585,16)
   Common stock in treasury, at cost..........................     (108)         (108)
   Cumulative currency translation adjustment.................     (527)         (522)
                                                               --------       -------
      Total stockholders' equity..............................   35,101        43,520
                                                               --------       -------
      Total liabilities and stockholders' equity.............. $360,616      $359,352
                                                               ========       =======

      The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                             AQUA ALLIANCE INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
                                                           -------------------
                                                             1999      1998
                                                           --------- ---------
Sales....................................................  $113,158  $110,274
Cost of sales............................................  101,339     96,773
                                                           -------   --------
   Gross margin..........................................   11,819     13,501
Selling, general and administrative expenses.............   15,009     14,252
Depreciation and amortization............................    2,570      3,084
                                                           -------   --------
   Operating loss from continuing operations.............   (5,760)    (3,835)
Interest expense, net....................................   (2,214)    (6,022)
Other expense, net.......................................     (214)      (659)
                                                           -------   --------
Loss from continuing  operations  before income taxes and
      cumulative
      effect of change in accounting principle...........   (8,188)   (10,516)
Income tax expense.......................................     (226)      (245)
                                                           -------   --------
   Loss from continuing operations.......................   (8,414)   (10,761)
Cumulative  effect on prior years (to  October 31,  1997)
      of change in the
      method of accounting for start-up costs............       --    (11,082)
                                                           -------   --------
   Net loss..............................................  $(8,414)  $(21,843)
                                                           =======   ========
Loss per common share:
   Continuing operations.................................  $  (.05)  $   (.32)
Cumulative  effect on prior years (to  October 31,  1997)
      of change in the
      method of accounting for start-up costs............       --       (.34)
                                                           -------   --------
   Net loss..............................................  $  (.05)  $   (.66)
                                                           =======   ========
   Weighted average number of shares outstanding.........  185,177     33,150
                                                           =======   ========

      The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                             AQUA ALLIANCE INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                THREE MONTHS
                                                                   ENDED
                                                                 JANUARY 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
Net loss...................................................  $(8,414) $(21,843)
Other comprehensive income:
   Foreign currency translation adjustments................       (5)    (178)
                                                             -------  -------
Total comprehensive income (loss)..........................  $(8,419) $(22,021)
                                                              =======  =======



      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.



                             AQUA ALLIANCE INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                THREE MONTHS
                                                                    ENDED
                                                                JANUARY 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................  $(8,414) $(21,843)
   Adjustments  to  reconcile  net loss to net cash used
   for continuing operations--
Cumulative  effect on prior years (to  October 31,  1997)
      of change in the method of accounting
      for start-up costs...................................       --    11,082
     Depreciation and amortization.........................    2,570     3,084
     Other.................................................       72       187
     Changes in assets and  liabilities, excluding effects
of divestitures--
     (Increase) decrease in assets--
     Accounts receivable...................................   (1,999)    2,371
     Costs and  estimated  earnings in excess of billings
on uncompleted contracts....................................  (1,621)   (5,655)
     Inventories...........................................       18        71
     Prepaid expenses and other current assets.............   (1,529)   (1,686)
     Other assets..........................................       80        78
     Increase (decrease) in liabilities--
     Accounts payable......................................    8,587     7,399
     Accrued expenses......................................    1,258    (8,468)
     Billings in excess of costs and estimated earnings
on uncompleted contracts...................................      430       179
     Income taxes..........................................      (33)      (79)
                                                              ------   -------

      Net cash used for continuing operations..............     (581)  (13,280)

      Net cash used for discontinued operations............   (2,106)     (189)
                                                              ------   -------

      Net cash used for operating activities...............   (2,687)  (13,469)
                                                              ------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses........................    2,000        --
   Capital expenditures, net...............................   (1,445)     (146)
   Investment in environmental treatment facilities........      266       173
   Investments in new contracts and other..................     (438)   (1,419)
   Discontinued operations.................................     (118)     (192)
                                                              ------    ------

      Net cash provided by (used for) investing activities..     265    (1,584)
                                                              ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable and long-term debt............      (76)      (73)
   Net borrowings under credit facilities..................       --    11,300
   Other...................................................       (5)     (899)
   Discontinued operations.................................       --       609
                                                              ------    ------

      Net cash provided by (used for) financing activities..     (81)   10,937
                                                              ------    ------

      Net decrease in cash and cash equivalents............    (2,503)  (4,116)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........    22,197   12,089
                                                              -------  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................   $19,694  $ 7,973
                                                              =======  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest................................   $ 4,731  $ 9,381
                                                              =======  =======

      The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                             AQUA ALLIANCE INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The interim consolidated financial statements and the following notes should be read in conjunction with the notes to the Consolidated Financial Statements of Aqua Alliance Inc., formerly Air & Water Technologies Corporation ("AAI" or the "Company"), and its consolidated subsidiaries, which are included in its Annual Report on Form 10-K for the fiscal year ended October 31, 1998 filed with the Securities and Exchange Commission. The interim information reflects all adjustments, including normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Results for the interim period are not necessarily indicative of results to be expected for the full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications

      Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 interim presentation.

      Recently adopted accounting pronouncements

      In June 1997, Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," was issued. As required by the statement, the Company adopted SFAS No. 130 on November 1, 1998. Under provisions of this statement, the Company has included a financial statement presentation of comprehensive income and its components. Implementation of this standard did not affect the Company's financial position or results of operations.

(3)   CHANGE IN ACCOUNTING

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

      The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $11,082,000. The impact of adoption of the SOP on previously reported operating income was to change the first quarter 1998 results from an operating loss of $11,673,000 to an operating loss of $10,761,000. The reported loss per share from continuing operations in the first quarter of 1998 was reduced from $0.35 to $0.32.

(4)   REVISED BUSINESS STRATEGY

      As part of the final stages of the Research-Cottrell segment divestiture, on January 19, 1999, the Company sold Regenerative
Environmental Equipment Company, Inc. ("REECO"), the last of the
Research-Cottrell units, for approximately $2.0 million. Although management believes that current provisions for the liquidation of Research- Cottrell are adequate, the estimated loss on disposal may change in the near-term based on the final resolution of the remaining assets and liabilities of the discontinued segment.

       The results of operations and financial condition of Research-Cottrell are reported as discontinued operations for all periods presented.

(5)  RECENT DEVELOPMENTS

      In September 1995, PSG's wholly-owned subsidiary P S Group (PSG) of Puerto Rico, Inc. ("PSG Puerto Rico") commenced operations under a five year contract with the Puerto Rico Aqueduct & Sewer Authority ("PRASA"), a public corporation of the Commonwealth of Puerto Rico, providing for the operation, management, repair and maintenance of a significant portion of Puerto Rico's water and sewage treatment system.

       On September 15, 1998, the Company and Compagnie Generale des Eaux-Sahide ("CGE"), a subsidiary of Vivendi, a French corporation and the Company's largest stockholder ("Vivendi"), collectively as the Operator, executed the First Amended and Restated Agreement, an amendment to the original PRASA contract (the "First Amendment"), including the assignment by PSG Puerto Rico of the contract with PRASA to the Company and CGE. This amendment, in addition to expanding the scope and increasing the fee base of the original contract, extended the term of the contract to August 31, 2001. On March 1, 1999,the Second Amended and Restated Agreement, a second amendment to the original PRASA contract (the "Second Amendment"), was executed. The Second Amendment further expanded the services performed to include, among others, management and oversight of PRASA's Engineering Department, its Environmental Compliance Division, the office of General Counsel and certain functions of PRASA's Office of the Executive Director. In conjunction with the execution of the First Amendment and the Second Amendment, the Company, PRASA and the Puerto Rico Electric Power Authority ("PREPA") executed certain payments among the parties, the result of which was that amounts due to the Company from PRASA were reduced to $33.0 million and amounts due by the Company to PREPA were reduced to $28.5 million.

      The fee structure under the Second Amendment is based on various components including a management fee, part of which will be deferred and earned-out as performance incentives, compensation for operating costs and certain pass through costs. If all incentives are earned, the Second Amendment is expected to generate approximately $145 million of revenues per annum. This level of revenues could be increased in the event the Company either earns additional incentives or effects cost reductions below certain established benchmark levels in areas such as utilities or chemical usage. Alternatively, in the event that costs incurred are in excess of the levels designated in the Second Amendment, the Company would be required to absorb the overruns. The Company's performance obligations to PRASA are secured by a performance bond issued by an independent surety company and a limited guarantee in favor of PRASA provided by Vivendi. Concurrently, the Government Development Bank for Puerto Rico has guaranteed the payment obligation of PRASA due to the Company to the extent of $18.9 million for the period September 1, 1998 through August 31, 1999, and in the amount of $20.8 million each year through the Second Amendment's current term. While PRASA has a one-time option to terminate the contract on September 1, 2000 with a ninety-day written notice, management expects that this contract will not be prematurely cancelled but will remain in effect through its extended term of August 31, 2001.

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

      Belgium Litigation

      On October 14, 1997, Research-Cottrell, Inc. (now known as AWT Air Company, Inc.) and its subsidiary, Research-Cottrell Belgium, S.A. (now known as AWT Air Company (Belgium) S.A.) ("AWT Belgium") were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is AWT Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from AWT Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the AWT Belgium equipment, but also lost profits, damages to business reputation, theft of employees (AWT Belgium hired two former Seghers employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to AWT Belgium due to alleged unfair pricing practices by AWT Belgium and other miscellaneous interest charges and costs. Seghers has also filed a suit in Belgium against AWT Belgium, Hamon Research-Cottrell (Belgium) S.A., the purchaser of AWT Belgium's assets, and related entities, claiming that the sale of AWT Belgium would operate as a fraud and deprive Seghers of its rightful recovery in the litigation. The cases involve complex technical and legal issues. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has counterclaims based upon Seghers' breaches of contract.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The Company operates principally in two segments: PSG which is focused on the operation of water and wastewater treatment facilities and M&E which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research- Cottrell which provided air pollution control technologies and services. The divestiture of Research-Cottrell was completed on January 19, 1999. See "--Financial Condition."

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

       In September 1995, PSG's wholly-owned subsidiary P S Group (PSG) of Puerto Rico, Inc. ("PSG Puerto Rico") commenced operations under a five year contract with the Puerto Rico Aqueduct & Sewer Authority ("PRASA"), a public corporation of the Commonwealth of Puerto Rico, providing for the operation, management, repair and maintenance of a significant portion of Puerto Rico's water and sewage treatment system. During the three month period ended January 31, 1999, the Company's contract with PRASA accounted for approximately 27% of the Company's total sales.

       On September 15, 1998, the Company and Compagnie Generale des Eaux-Sahide ("CGE"), a subsidiary of Vivendi, a French corporation and the Company's largest stockholder ("Vivendi"), collectively as the Operator, executed the First Amended and Restated Agreement, an amendment to the original PRASA contract (the "First Amendment"), including the assignment by PSG Puerto Rico of the contract with PRASA to the Company and CGE. This amendment, in addition to expanding the scope and increasing the fee base of the original contract, extended the term of the contract to August 31, 2001. On March 1, 1999, the Second Amended and Restated Agreement, a second amendment to the original PRASA contract (the "Second Amendment"), was executed. The Second Amendment further expanded the services performed to include, among others, management and oversight of PRASA's Engineering Department, its Environmental Compliance Division, the office of General Counsel and certain functions of PRASA's Office of the Executive Director. In conjunction with the execution of the First Amendment and the Second Amendment, the Company, PRASA and the Puerto Rico Electric Power Authority ("PREPA") executed certain payments among the parties, the result of which was that amounts due to the Company from PRASA were reduced to $33.0 million and amounts due by the Company to PREPA were reduced to $28.5 million.

      The fee structure under the Second Amendment is based on various components including a management fee, part of which will be deferred and earned-out as performance incentives, compensation for operating costs and certain pass through costs. If all incentives are earned, the Second Amendment is expected to generate approximately $145 million of revenues per annum. This level of revenues could be increased in the event the Company either earns additional incentives or effects cost reductions below certain established benchmark levels in areas such as utilities or chemical usage. Alternatively, in the event that costs incurred are in excess of the levels designated in the Second Amendment, the Company would be required to absorb the overruns. The Company's performance obligations to PRASA are secured by a performance bond issued by an independent surety company and a limited guarantee in favor of PRASA provided by Vivendi. Concurrently, the Government Development Bank for Puerto Rico has guaranteed the payment obligation of PRASA due to the Company to the extent of $18.9 million for the period September 1, 1998 through August 31, 1999, and in the amount of $20.8 million each year through the Second Amendment's current term. While PRASA has a one-time option to terminate the contract on September 1, 2000 with a ninety-day written notice, management expects that this contract will not be prematurely cancelled but will remain in effect through its extended term of August 31, 2001.

      Summarized below is certain financial data including information relating to the Company's business segments (in thousands).

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                         JANUARY     JANUARY
                                                           31,          31,
                                                          1999        1998
                                                        ----------  ----------
SALES:
      Professional Services Group.....................  $   71,243  $   65,869
      Metcalf & Eddy..................................      42,448      45,553
      Other and eliminations..........................        (533)     (1,148)
                                                        ----------  ----------
                                                           113,158     110,274
                                                        ----------  ----------
COST OF SALES:
      Professional Services Group.....................      66,763      61,154
      Metcalf & Eddy..................................      35,109      36,767
      Other and eliminations..........................        (533)     (1,148)
                                                        ----------  ----------
                                                           101,339      96,773
                                                        ----------  ----------
GROSS MARGIN:
      Professional Services Group.....................       4,480       4,715
      Metcalf & Eddy..................................       7,339       8,786
      Other and eliminations..........................          --          --
                                                        ----------  ----------
                                                            11,819      13,501
                                                        ----------  ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Professional Services Group.....................       2,239       3,976
      Metcalf & Eddy..................................       4,901       8,100
      Corporate (unallocated).........................       7,869       2,176
                                                        ----------  ----------
                                                            15,009      14,252
                                                        ----------  ----------
DEPRECIATION AND AMORTIZATION:
      Professional Services Group.....................         926       1,206
      Metcalf & Eddy..................................       1,177       1,751
      Corporate (unallocated).........................         467         127
                                                        ----------  ----------
                                                             2,570       3,084
                                                        ----------  ----------
OPERATING INCOME (LOSS):
      Professional Services Group.....................       1,315        (467)
      Metcalf & Eddy..................................       1,261      (1,065)
      Corporate (unallocated).........................      (8,336)     (2,303)
                                                        ----------  ----------
                                                            (5,760)     (3,835)
                                                        ----------  ----------

Interest expense, net.................................      (2,214)     (6,022)
Other expense, net....................................        (214)       (659)
Income tax expense....................................        (226)       (245)
                                                        ----------  ----------

Loss from continuing operations.......................      (8,414)    (10,761)
Cumulative  effect  on prior  years  (to  October  31,
      1997) of change
    in the method of accounting for start-up costs....          --     (11,082)
                                                        ----------  ----------

Net loss..............................................  $   (8,414) $  (21,843)
                                                        ==========  ==========



THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

      Overview

      The loss from continuing operations decreased by $2.3 million from the comparable prior period to $8.4 million due primarily to lower interest expense and depreciation and amortization, partially offset by higher operating costs in PSG and Metcalf &Eddy. Sales for the three month period ended January 31, 1999 increased by $2.9 million, or 2.6%, from the comparable prior period, as a result of the expanded scope and revenue from the First Amendment to the PRASA contract in PSG, partially offset by reduced revenues in Metcalf & Eddy.

      The Company's selling, general and administrative expenses ("SG&A") increased by $0.8 million, primarily due to costs associated with the implementation of its revised business strategy. In connection with the revised business strategy and as previously announced, the Company has moved its headquarters to Wakefield, Massachusetts, is being organized into four operating regions, and is consolidating corporate functions. The Company anticipates a reduction in SG&A in the future, net of one time reorganization charges, as a result of the implementation of the revised business strategy. The reorganization resulted in changes in the composition of the reportable segments' SG&A and depreciation and amortization expense due to the reduction and centralization of certain SG&A functions and costs into corporate headquarters. As a result, SG&A expense at the segment level, on a year over year basis, is not comparable.

      On January 19, 1999, with the sale of Regenerative Environmental Equipment Company, Inc. ("REECO"), the Company completed the divestiture of its Research-Cottrell business segment, which provided air pollution control technologies and services.

      Professional Services Group

      The operating income of $1.3 million during the three month period ended January 31, 1999 was $1.8 million higher than the comparable prior period, primarily due to reduced SG&A costs resulting from the reorganization described above. The results reflect a gross margin of $4.5 million, $0.2 million lower than the comparable prior period, primarily due to short-term higher operating costs associated with several projects and the loss of certain contracts, partially offset by the increased revenue and margin resulting from the expanded scope under the First Amendment to the PRASA contract and, to a lesser extent, improved operating margins on some domestic contracts. The net impact was a decrease in the gross margin rate from 7.2% to 6.3%. As noted above, the variation in SG&A and depreciation and amortization expense are not comparable at the segment level.

      Metcalf & Eddy

      The $1.3 million operating income for the three month period ended January 31, 1999 was $2.3 million higher than the comparable prior period. The improvement is significantly impacted by the reduced SG&A and depreciation and amortization, resulting from the reorganization described above. Sales for the three month period ended January 31, 1999 reflects a decrease of $3.1 million from the comparable prior period. The lower sales volume reflects continued delays in obtaining task order releases primarily within the hazardous waste remediation service lines, contracts awarded to competitors, and delayed procurement in the international markets. Gross margin rates declined from 19.3% to 17.3% due to pricing pressures, volume shortfalls, higher subcontracted work which has a lower margin and higher than expected costs on certain projects. As noted above, SG&A and depreciation and amortization expense are not comparable at the segment level.

      Corporate and Other

      The unallocated corporate costs for the three month period ended January 31, 1999 were not comparable to the prior period due to the reorganization and centralization of certain SG&A functions and costs at corporate headquarters. Non-operating expenses decreased by $0.5 million from the comparable prior period, primarily due to a more favorable foreign currency transaction position experienced in the current period as compared to the losses sustained by a Metcalf & Eddy project in Thailand in the prior period. The $3.8 million reduction in interest expense is primarily attributable to the repayment of approximately $185 million of debt in connection with the recapitalization completed in 1998. Also reflected in the comparable prior period was the cumulative effect on prior years (to October 31, 1997) of a change in the method of accounting for start-up costs of $11.1 million.

FINANCIAL CONDITION

      During the three month period ended January 31, 1999, cash used by operating activities was $2.7 million after interest payments of $4.7 million. The $2.0 million increase in accounts receivable and $8.6 million increase in payables were primarily related to the contract with PRASA under which certain receivables including unreimbursed costs paid on behalf of PRASA have not been collected ($49.3 million at January 31, 1999), and the payment of certain power costs to PREPA ($43.6 million at January 31, 1999) has been delayed. Management believes that such receivables will be fully collected in fiscal 1999 and will be used to pay the power costs due to PREPA. The cash requirements of the discontinued operations of Research-Cottrell were related to the liquidation of certain liabilities. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs. Management believes that adequate provisions have been made to the receivable balances reflected in the January 31, 1999 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

      Investment activities provided $0.3 million of cash during the three month period ended January 31, 1999 including $2.0 million in proceeds from the sale of REECO. Capital expenditures of $1.4 million were made in the PSG and Metcalf & Eddy segments primarily for computer, field equipment and software.

      The Company maintains a $50 million secured bank credit facility, dated as of March 10, 1995 (the "Bank Credit Facility"), with Societe Generale, New York Branch ("Societe Generale"). As of January 31, 1999, as well as March 15, 1999, the Company had no borrowings under the Bank Credit Facility and outstanding letters of credit under the Bank Credit Facility totaled $18.7 million (unused capacity of $31.3 million). The Bank Credit Facility is scheduled to expire on December 11, 1999. The Company intends to enter into discussions regarding the establishment of a new credit facility prior to the maturity of the Bank Credit Facility. Vivendi also has reaffirmed to Societe Generale the terms of Vivendi's existing credit support of the Company, including a commitment by Vivendi to maintain a minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility.

      The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.2% at January 31, 1999), or at a defined bank rate approximating prime (7.75% at January 31, 1999). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires Vivendi to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities.

      In addition to its $13.4 million of short-term investments and the $31.3 million of unused capacity under its Bank Credit Facility at March 11, 1999, the Company believes it can finance its ongoing operations for the foreseeable future (including additional working capital requirements if a growth in sales occurs, but excluding the significant investments discussed below) through improved working capital management by enhanced focus on past due receivables, reduction of financing costs as a result of the recapitalization and the anticipated cash proceeds from the sale of the Branchburg facility.

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

      Inventory Phase

      Most of the Company's internal computer systems have been identified and assessed for Y2K compliance based on surveys which began last year. These internal computer systems included financial systems, Computer Aided Designs (CAD) applications, and desktop and network systems. A final survey of all PC users is in process to identify any other systems that may be date sensitive and will be completed in the second quarter of 1999.

      With respect to external systems, advisory letters were sent to current clients, business partners and vendors advising them of the Y2K issue. Vendors continue to be surveyed to assess their level of Y2K compliance and their responses are being compiled. Systems interfaces to external systems were also identified. Furthermore, the Company has revised its standard technical specifications, subcontracts for services, and purchase orders for equipment that the Company uses to require Y2K warranties from contractors and suppliers. Moreover, the Company incorporates Y2K warranty or certification requirements into solicitation packages that it prepares on behalf of its clients to procure services or goods from other contractors. Finally, the Company has begun to consider issues related to non-IT systems, specifically those associated with embedded systems, under both M&E and PSG contracts. The contract review process and the inventory of embedded systems for PSG projects has been completed.

      Risk Assessment Phase

      Following the identification of date sensitive systems, an assessment of Y2K compliance was made. The Company has completed the assessment of the Company's critical internal systems, most notably the financial systems. The financial systems of M&E and PSG are being replaced and upgraded, respectively. The Company has contracted with vendors for required consulting services, hardware and software to replace the financial system that serves both the Company and M&E. PSG's financial systems is under a maintenance agreement and is being upgraded.

      Assessment of the remaining internal systems, and any interfaces to external systems, is ongoing. The scheduled completion date for this effort is the Spring of 1999. The level of assessment of embedded systems will be determined based on contract requirements. These assessments are scheduled for completion by the Fall of 1999.

      Remediation and Testing Phase

      M&E is in the process of migrating to a new financial and payroll system with a "go live" anticipated by the Fall of 1999. PSG's financial software has been upgraded by the developer. The testing of PSG's Payroll and Human Resources components is currently underway. Testing of the remaining modules is scheduled for completion by the Spring of 1999. The desktop and network computing environment is being upgraded to satisfy a migration to common standards, current technology (some of which is client driven) and Y2K compliance. The Company expects to complete all remediation and testing of internal systems, and their external interfaces, by the Fall of 1999. The level of remediation or replacement of non-Y2K compliant embedded systems will be determined based on contract requirements.

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

      Belgium Litigation

      On October 14, 1997, Research-Cottrell, Inc. (now known as AWT Air Company, Inc.) and its subsidiary, Research-Cottrell Belgium, S.A. (now known as AWT Air Company (Belgium) S.A.) ("AWT Belgium") were named in a lawsuit by N.V. Seghers Engineering ("Seghers") filed in the Commercial Court in Mechelen, Belgium. Seghers is AWT Belgium's joint venture partner on two large pollution control projects. The suit claims damages of approximately $13 million allegedly resulting from AWT Belgium's breach of contract and substandard performance. Damages claimed in the lawsuit consist not only of Seghers' alleged cost to repair the AWT Belgium equipment, but also lost profits, damages to business reputation, theft of employees (AWT Belgium hired two former Seghers employees), increased costs arising out of the failure to gain timely acceptance of the two plants, excessive payments to AWT Belgium due to alleged unfair pricing practices by AWT Belgium and other miscellaneous interest charges and costs. Seghers has also filed a suit in Belgium against AWT Belgium, Hamon Research-Cottrell (Belgium) S.A., the purchaser of AWT Belgium's assets, and related entities, claiming that the sale of AWT Belgium would operate as a fraud and deprive Seghers of its rightful recovery in the litigation. The cases involve complex technical and legal issues. Nevertheless, the Company denies liability to Seghers and, based upon the information currently available, believes Seghers' claimed damages are grossly inflated. In addition, the Company believes it has counterclaims based upon Seghers' breaches of contract.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits


 EXHIBIT
 NUMBER                  DESCRIPTION OF DOCUMENT                   LOCATION
 -------                 -----------------------                   --------

 11            Statement re: computation of per share earnings         *

 27            Financial Data Schedule                                 *

-------------------

(*)   Filed herewith.



(b)   Reports on Form 8-K

      During the quarter ended January 31, 1999, the Company filed no reports on Form 8-K.



                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AQUA ALLIANCE INC.


Date:  March 16, 1999                     By: /s/ ALAIN BRUNAIS
                                             ----------------------------
                                             Alain Brunais
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Director
                                             (Principal Financial Officer)



                               EXHIBIT INDEX


 EXHIBIT
 NUMBER             DESCRIPTION OF DOCUMENT                     LOCATION
 -------            -----------------------                     --------

 11          Statement re: computation of per share earnings        *

 27          Financial Data Schedule                                *

------------------

(*)   Filed herewith.