Form 10-Q
period 1999-04-30
AQUA ALLIANCE INC
filed 1999-06-14
CIK 823556

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                 FORM 10-Q

(Mark One)

|X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended April 30, 1999

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

      The number of shares outstanding of the registrant's Class A Common Stock, par value $.001 per share, was 185,176,527 as of June 10, 1999.



                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AQUA ALLIANCE INC.
                            CONSOLIDATED BALANCE SHEETS

                      AS OF APRIL 30, 1999 AND OCTOBER 31, 1998
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               APRIL 30,    OCTOBER 31,
                                                                 1999          1998
                                                               ---------    -----------
                                                              (UNAUDITED)
                            ASSETS
Current Assets:
Cash and cash equivalents..................................... $ 46,675       $ 22,197
Accounts receivable, less allowance for doubtful accounts.....   61,707         77,776
   Costs and estimated earnings in excess of billings on
      uncompleted contracts...................................   32,054         33,559
   Inventories................................................    1,425          1,470
   Prepaid expenses and other current assets..................    9,367          8,521
   Net current assets of discontinued operations..............      868          1,401
                                                               --------       --------
            Total current assets..............................  152,096        144,924
Property, plant and equipment, net............................   11,501          9,768
Investments in environmental treatment facilities.............   21,039         21,651
Goodwill, net.................................................  156,629        159,198
Other assets..................................................   15,791         20,572
Net non-current assets of discontinued operations.............      184          3,239
                                                               --------       --------
            Total assets...................................... $357,240       $359,352
                                                               ========       ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt..................... $    115       $    443
   Accounts payable...........................................   97,088         87,557
   Accrued expenses...........................................   95,892         92,135
   Billings in excess of costs and estimated earnings on
      uncompleted contracts...................................   13,478         13,484
   Income taxes payable.......................................    2,341          2,325
   Net current liabilities of discontinued operations.........       --            483
                                                               --------       --------
            Total current liabilities.........................  208,914        196,427
                                                               --------       --------
Long-term debt................................................  117,755        119,405
                                                               --------       --------
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $.001, authorized 260,000,000
      shares; issued 185,266,429 shares.......................      185            185
   Additional paid-in capital.................................  629,130        629,130
   Accumulated deficit........................................ (598,093)       (585,16)
   Common stock in treasury, at cost..........................     (108)          (108)
   Cumulative currency translation adjustment.................     (543)          (522)
                                                               --------       --------
      Total stockholders' equity..............................   30,571         43,520
                                                               --------       --------
      Total liabilities and stockholders' equity.............. $357,240       $359,352
                                                               ========       ========

        The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                              AQUA ALLIANCE INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
                   SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               APRIL 30                APRIL 30
                                          -------------------    --------------------
                                            1999       1998        1999        1998
                                          --------   --------    --------   ---------
Sales...................................  $118,028   $111,802    $231,186   $222,076
Cost of sales...........................   101,669     98,750     203,008    195,523
                                          --------   --------    --------   --------
   Gross margin.........................    16,359     13,052      28,178     26,553
Selling, general and administrative
   expenses.............................    15,642     16,880      30,651     31,132
Depreciation and amortization...........     2,707      2,980       5,277      6,064
                                          --------   --------    --------   --------
   Operating loss from continuing
      operations........................    (1,990)    (6,808)     (7,750)   (10,643)
Interest expense, net...................    (2,125)    (3,708)     (4,339)    (9,730)
Other expense, net......................      (174)      (165)       (388)      (824)
                                          --------   --------    --------   --------
   Loss from continuing operations
      before income taxes and
      cumulative effect of change
      in accounting principle...........    (4,289)   (10,681)    (12,477)   (21,197)
Income tax expense......................      (225)      (269)       (451)      (514)
                                          --------   --------    --------   --------
   Loss from continuing operations......    (4,514)   (10,950)    (12,928)   (21,711)
Discontinued operations:
   Loss from discontinued segment.......        --     (6,000)         --     (6,000)
Cumulative effect on prior years (to
   October 31, 1997)of change in the
   method of accounting for start-up
   costs................................        --         --          --    (11,082)
                                          --------   --------    --------   --------
   Net loss.............................  $ (4,514)  $(16,950)   $(12,928)  $(38,793)
                                          ========   ========    ========   ========
Loss per common share:
   Continuing operations................  $   (.02)  $   (.08)   $   (.07)  $   (.25)
   Discontinued operations..............        --       (.04)         --       (.07)
   Cumulative effect on prior years
      (to October 31, 1997) of change
      in the method of accounting for
      start-up costs....................        --         --          --       (.12)
                                          --------   --------    --------   --------
   Net loss.............................  $   (.02)  $   (.12)   $   (.07)  $   (.44)
                                          ========   ========    ========   ========
   Weighted average number of shares
      outstanding......................    185,177    140,490     185,177     87,753
                                          ========   ========    ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                             AQUA ALLIANCE INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
                               (IN THOUSANDS)
                                (UNAUDITED)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    APRIL 30             APRIL 30
                                            ---------------------  ----------------------
                                               1999        1998       1999        1998
                                            ---------  ----------  ----------  ----------
Net loss................................... $ (4,514)  $ (16,950)  $ (12,928)  $ (38,793)
Other comprehensive income:
   Foreign currency translation
      adjustments..........................      (16)      1,229         (21)     1,051
                                            ---------  ----------  ----------  ----------
Total comprehensive income (loss).......... $ (4,530)  $ (15,721)  $ (12,949)  $ (37,742)
                                            =========  ==========  ==========  ==========

       The accompanying notes to the consolidated financial statements are an integral part of these financial statements.




                             AQUA ALLIANCE INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     APRIL 30
                                                              ---------------------
                                                                 1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................  $(12,928)   $(38,793)
   Adjustments to reconcile net loss to net cash used
     for continuing operations--
     Cumulative effect on prior years (to October 31,
        1997) of change in the method of accounting
        for start-up costs..................................       --       11,082
     Discontinued operations................................       --        6,000
     Depreciation and amortization..........................     5,277       6,064
     Other..................................................        57         380
     Changes in assets and liabilities, excluding
        effects of divestitures--
     (Increase) decrease in assets--
     Accounts receivable....................................    16,069       6,761
     Costs and estimated earnings in excess of billings
        on uncompleted contracts............................     1,505      (2,902)
     Inventories............................................        45         102
     Prepaid expenses and other current assets..............      (846)     (3,785)
     Other assets...........................................        80         107
     Increase (decrease) in liabilities--
     Accounts payable.......................................     9,531      17,670
     Accrued expenses.......................................     4,696      (3,526)
     Billings in excess of costs and estimated earnings
        on uncompleted contracts.............................       (6)       (601)
     Income taxes...........................................        16         177
                                                              --------    --------
        Net cash provided by (used for) continuing
           operations.......................................    23,496      (1,264)
        Net cash provided by (used for) discontinued
           operations.......................................     1,223      (4,101)
                                                              --------    --------
        Net cash provided by (used for) operating
           activities.......................................    24,719      (5,365)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses.........................     2,000          --
   Capital expenditures.....................................    (3,864)     (1,383)
   Proceeds from sale of property, plant and equipment......     7,086         668
   Investment in environmental treatment facilities.........       555         139
   Investments in new contracts and other...................    (3,901)     (2,476)
   Discontinued operations..................................      (118)       (265)
                                                              --------    --------
        Net cash provided by (used for) investing
           activities.......................................     1,758      (3,317)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...................       --      208,025
   Payments of notes payable and long-term debt.............    (1,978)   (125,146)
   Net borrowings under credit facilities...................       --      (63,000)
   Other....................................................       (21)     (2,179)
   Discontinued operations..................................       --        1,078
                                                              --------    --------
        Net cash provided by (used for) financing
           activities.......................................    (1,999)     18,778
                                                              --------    --------
      Net increase in cash and cash equivalents.............    24,478      10,096

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    22,197      12,089
                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 46,675    $ 22,185
                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest.................................  $  4,808    $ 10,969
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

(3)   CHANGE IN ACCOUNTING

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred, with the effect of initial adoption reported as a cumulative effect of a change in accounting principle. The Company early adopted SOP 98-5 effective November 1, 1997, as permitted by the SOP.

      The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $11,082,000. The impact of adoption of the SOP on previously reported operating income was to change the results for the three and six month periods ended April 30, 1998 from operating losses of $11,856,000 and $23,529,000, to operating losses of $10,950,000 and $21,711,000, respectively. The reported loss per share from continuing operations in the second quarter of 1998 was reduced from $0.09 to $0.08. The reported loss per share from continuing operations for the six month period ended April 30, 1998 was reduced from $0.27 to $0.25.

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

(5)  RECENT DEVELOPMENTS

      Vivendi Going Private Proposal

      See Note (6) for a discussion of Vivendi's proposal to take the Company private.

      Contract with PRASA

      In September 1995, PSG's wholly-owned subsidiary P S Group (PSG) of Puerto Rico, Inc., now known as Compania de Aguas de Puerto Rico, Inc. ("PSG Puerto Rico"), commenced operations under a five year contract with the Puerto Rico Aqueduct & Sewer Authority ("PRASA"), a public corporation of the Commonwealth of Puerto Rico, providing for the operation, management, repair and maintenance of a significant portion of Puerto Rico's water and sewage treatment system.

       On September 15, 1998, the Company and Compagnie Generale des Eaux-Sahide ("CGE"), a subsidiary of Vivendi, a French corporation and the Company's largest stockholder ("Vivendi"), collectively as the Operator, executed the First Amended and Restated Agreement, an amendment to the original PRASA contract (the "First Amendment"), including the assignment by PSG Puerto Rico of the contract with PRASA to the Company and CGE. This amendment, in addition to expanding the scope and increasing the fee base of the original contract, extended the term of the contract to August 31, 2001. On March 1, 1999,the Second Amended and Restated Agreement, a second amendment to the original PRASA contract (the "Second Amendment"), was executed. The Second Amendment further expanded the services performed to include, among others, management and oversight of PRASA's Engineering Department, its Environmental Compliance Division, the office of General Counsel and certain functions of PRASA's Office of the Executive Director. In conjunction with the execution of the First Amendment and the Second Amendment, the Company, PRASA and the Puerto Rico Electric Power Authority ("PREPA") executed certain payments among the parties, the result of which was that amounts due to the Company from PRASA and amounts due by the Company to PREPA were significantly reduced.

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

      Vivendi Going Private Proposal

      On April 1, 1999, Vivendi submitted to members of a special committee of the Company's Board of Directors a proposal to take the Company private for $2.00 per share in cash for each outstanding share of Class A Common Stock. Six purported class action complaints relating to Vivendi's April 1 proposal to take the Company private have been filed in the Delaware Court of Chancery against Vivendi, Vivendi North America Company or Vivendi North America Operations, Inc., and each of the members (and one former member) of the Company's Board of Directors. The complaints allege, among other things, that the consideration proposed to be paid by Vivendi for the shares of Class A Common Stock is grossly inadequate and that the terms of the proposed transaction are unfair to the Company's public stockholders. The complaints seek preliminary and permanent injunctive relief, recission in the event that the transaction is consummated and compensatory damages. The special committee is in the process of reviewing the going private proposal from Vivendi. The Company believes that the claims are meritless and intends to defend them vigorously.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The Company operates principally in two segments: Professional Services Group ("PSG") which is focused on the operation of water and wastewater treatment facilities and Metcalf & Eddy ("M&E") which is focused on engineering consulting in the areas of water/wastewater and hazardous waste remediation. On December 2, 1997, the Company announced its decision to divest Research-Cottrell which provided air pollution control technologies and services. The divestiture of Research-Cottrell was completed on January 19, 1999. See "--Financial Condition."

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

       In September 1995, PSG's wholly-owned subsidiary P S Group (PSG) of Puerto Rico, Inc., now known as Compania de Aguas de Puerto Rico. Inc. ("PSG Puerto Rico"), commenced operations under a five year contract with the Puerto Rico Aqueduct & Sewer Authority ("PRASA"), a public corporation of the Commonwealth of Puerto Rico, providing for the operation, management, repair and maintenance of a significant portion of Puerto Rico's water and sewage treatment system. During the six month period ended April 30, 1999, the Company's contract with PRASA accounted for approximately 29% of the Company's total sales.

       On September 15, 1998, the Company and Compagnie Generale des Eaux-Sahide ("CGE"), a subsidiary of Vivendi, a French corporation and the Company's largest stockholder ("Vivendi"), collectively as the Operator, executed the First Amended and Restated Agreement, an amendment to the original PRASA contract (the "First Amendment"), including the assignment by PSG Puerto Rico of the contract with PRASA to the Company and CGE. This amendment, in addition to expanding the scope and increasing the fee base of the original contract, extended the term of the contract to August 31, 2001. On March 1, 1999, the Second Amended and Restated Agreement, a second amendment to the original PRASA contract (the "Second Amendment"), was executed. The Second Amendment further expanded the services performed to include, among others, management and oversight of PRASA's Engineering Department, its Environmental Compliance Division, the office of General Counsel and certain functions of PRASA's Office of the Executive Director. In conjunction with the execution of the First Amendment and the Second Amendment, the Company, PRASA and the Puerto Rico Electric Power Authority ("PREPA") executed certain payments among the parties, the result of which was that amounts due to the Company from PRASA and amounts due by the Company to PREPA were significantly reduced.

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

      Summarized below is certain financial data including information relating to the Company's business segments (in thousands).

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               APRIL 30              APRIL 30
                                         --------------------  --------------------
                                           1999       1998        1999        1998
                                         ---------  ---------  ---------  ---------
SALES:
      Professional Services Group......  $ 80,046   $ 67,415   $151,289   $133,284
      Metcalf & Eddy...................    39,262     45,468     81,710     91,021
      Other and eliminations...........    (1,280)    (1,081)    (1,813)    (2,229)
                                         --------   --------   --------   --------
                                         $118,028   $111,802   $231,186   $222,076
                                         --------   --------   --------   --------
COST OF SALES:
      Professional Services Group......  $ 73,507   $ 63,256   $140,270   $124,410
      Metcalf & Eddy...................    29,442     36,575     64,551     73,342
      Other and eliminations...........    (1,280)    (1,081)    (1,813)    (2,229)
                                         --------   --------   --------   --------
                                         $101,669   $ 98,750   $203,008   $195,523
                                         --------   --------   --------   --------
GROSS MARGIN:
      Professional Services Group......  $  6,539   $  4,159   $ 11,019   $  8,874
      Metcalf & Eddy...................     9,820      8,893     17,159     17,679
      Other and eliminations...........       --          --         --         --
                                         --------   --------   --------   --------
                                         $ 16,359   $ 13,052   $ 28,178   $ 26,553
                                         --------   --------   --------   --------
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
      Professional Services Group......  $  2,172   $  4,941   $  4,411   $  8,917
      Metcalf & Eddy...................     6,546      9,425     11,447     17,525
      Corporate (unallocated)..........     6,924      2,514     14,793      4,690
                                         --------   --------   --------   --------
                                         $ 15,642   $ 16,880   $ 30,651   $ 31,132
                                         --------   --------   --------   --------
DEPRECIATION AND AMORTIZATION:
      Professional Services Group......  $  1,119   $  1,115   $  2,045   $  2,321
      Metcalf & Eddy...................     1,194      1,734      2,371      3,485
      Corporate (unallocated)..........       394        131        861        258
                                         --------   --------   --------   --------
                                         $  2,707   $  2,980   $  5,277   $  6,064
                                         --------   --------   --------   --------
OPERATING INCOME (LOSS):
      Professional Services Group......  $  3,248   $ (1,897)  $  4,563   $ (2,364)
      Metcalf & Eddy...................     2,080     (2,266)     3,341     (3,331)
      Corporate (unallocated)..........    (7,318)    (2,645)   (15,654)    (4,948)
                                         --------   --------   --------   --------
                                         $ (1,990)  $ (6,808)  $ (7,750)  $(10,643)
                                         --------   --------   --------   --------

Interest expense, net..................  $ (2,125)  $ (3,708)  $ (4,339)  $ (9,730)
Other expense, net.....................      (174)      (165)      (388)      (824)
Income tax expense.....................      (225)      (269)      (451)      (514)
                                         --------   --------   --------   --------

Loss from continuing operations........    (4,514)   (10,950)   (12,928)   (21,711)
Cumulative effect on prior years (to
      October 31, 1997) of change in
      the method of accounting for
      start-up costs...................       --          --         --    (11,082)
Loss from discontinued operations......       --      (6,000)        --     (6,000)
                                         --------   --------   --------   --------

Net loss...............................  $ (4,514)  $(16,950)  $(12,928)  $(38,793)
                                         ========   ========   ========   ========


THREE AND SIX MONTHS ENDED APRIL 30,1999 COMPARED TO THREE AND SIX MONTHS ENDED APRIL 30, 1998

    Overview

    The loss from continuing operations during the three and six month periods ended April 30, 1999, respectively, decreased by $6.4 million and $8.8 million from the comparable prior periods to $4.5 million and $12.9 million, primarily as a result of improved gross margins in PSG , the favorable impact of cost reductions in selling, general and administrative expenses ("SG&A"), and lower interest expense and depreciation and amortization. Sales for the three and six month periods ended April 30, 1999 increased by $6.2 million (5.6%) and $9.1 million (4.1%), respectively, from the comparable prior period, primarily as a result of the expanded scope and revenue from the amendments to the PRASA contract in PSG, partially offset by reduced revenues in M&E.

    As noted above, the Company's SG&A decreased (by $1.2 million) during the quarter, reflecting cost reductions associated with the implementation of its revised business strategy. In connection with the revised business strategy and as previously announced, the Company moved its headquarters to Wakefield, Massachusetts, is now organized into four operating regions and is consolidating corporate functions. The Company anticipates continued reductions in SG&A in the future, net of one time reorganization charges, as a result of the implementation of the revised business strategy. The reorganization resulted in changes in the composition of the reportable segments' SG&A and depreciation and amortization expense due to the reduction and centralization of certain SG&A functions and costs into corporate headquarters. As a result of the reorganization, SG&A expense at the segment level, on a year over year basis, is not comparable.

    Also reflected in the three and six month periods ended April 30, 1998 was the cumulative effect on prior years (to October 31, 1997) of a change in the method of accounting for start-up costs of $11.1 million and the additional $6.0 million loss provision from the discontinued operations of Research-Cottrell.

    On January 19, 1999, with the sale of Regenerative Environmental Equipment Company, Inc. ("REECO"), the Company completed the sale of its Research-Cottrell business segment, which provided air pollution control technologies and services.

    Professional Services Group

    The operating income of $3.2 million and $4.6 million for the three and six month periods ended April 30, 1999, respectively, improved by $5.1 million and $6.9 million over the comparable prior periods, primarily due to reduced SG&A costs resulting from the reorganization described above and increased revenue and gross margin resulting from the expanded scope under the amendments to the PRASA contract and, to a lesser extent, improved operating margin on some domestic contracts. As noted above, the variations in SG&A and depreciation and amortization expense are not comparable at the segment level.

    Metcalf & Eddy

    The operating income of $2.1 million and $3.3 million for the three and six month periods ended April 30, 1999, respectively, improved by $4.3 million and $6.7 million over the comparable prior periods. The improvement is primarily attributable to the reduced SG&A and depreciation and amortization resulting from the reorganization described above. Sales for the three and six month periods ended April 30, 1999 decreased by $6.2 million and $9.3 million, respectively, from the comparable prior periods. The lower sales volume resulted from a decline in the hazardous waste remediation service lines (reflecting the planned de-emphasis in the revised business strategy), contracts being awarded to competitors, and delayed procurement in the international markets. Gross margin rates improved, despite volume shortfalls and pricing pressures, reflecting improvements in labor utilization and cost control. As noted above, SG&A and depreciation and amortization expense are not comparable at the segment level.

    Corporate and Other

    The unallocated corporate costs for the three and six month periods ended April 30, 1999 were not comparable to the prior period due to the reorganization and centralization of certain SG&A functions and costs at corporate headquarters. Non-operating expenses were $0.4 million lower in the six months ended April 30, 1999 than the comparable prior period, primarily due to a foreign currency transaction loss experienced in the prior period related to a M&E project in Thailand. The reduction in interest expense of $1.6 million and $5.4 million for the three and six month periods ended April 30, 1999, respectively, is primarily attributable to the repayment of approximately $185 million of debt in connection with the recapitalization completed in March, 1998.

FINANCIAL CONDITION

      During the six-month period ended April 30, 1999, cash provided by operating activities was $24.7 million after interest payments of $4.8 million. The $16.1 million decrease in accounts receivable, the $9.5 million increase in payables and the $4.7 million increase in accrued expenses were primarily due to timing differences of cash receipts and disbursements related to the expanded scope of the PRASA contract. The cash provided by discontinued operations was related to the liquidation of certain remaining assets and liabilities. The Company typically has receivables in which the ultimate realizability is dependent upon the successful negotiation or resolution of contractual issues or disputes as well as the client's ability to fund and pay the amounts due. Historically, significant charges have been reflected as provisions for receivable reserves and write-offs. Management believes that adequate provisions have been made to the receivable balances reflected in the April 30, 1999 financial statements; however, additional provisions may be required in the future based on new developments which may arise in the near term related to the factors discussed above.

      Investment activities provided $1.8 million of cash during the six month period ended April 30, 1999 including $2.0 million in proceeds from the sale of REECO and proceeds of $7.1 million from the sale of the Branchburg facility. Capital expenditures of $3.9 million were made in the PSG and M&E segments primarily for computer equipment, field equipment and software costs. In May 1999, PSG used approximately $6.5 million of cash to invest in a new agreement extending the term of its 1997 contract with the Bridgeport, Connecticut Water Pollution Control Authority (WPCA), for an additional 18 years.

      The Company maintains a $50 million secured bank credit facility, dated as of March 10, 1995 (the "Bank Credit Facility"), with Societe Generale, New York Branch ("Societe Generale"). As of April 30, 1999, as well as June 10, 1999, the Company had no borrowings under the Bank Credit Facility and outstanding letters of credit under the Bank Credit Facility totaled $18.6 million (unused capacity of $31.4 million). The Bank Credit Facility is scheduled to expire on December 11, 1999. The Company intends to enter into discussions regarding the establishment of a new credit facility prior to the maturity of the Bank Credit Facility. Vivendi also has reaffirmed to Societe Generale the terms of Vivendi's existing credit support of the Company, including a commitment by Vivendi to maintain a minimum 48% voting equity ownership interest and to check to ensure that the Company will have sufficient financial resources to meet its obligations under the Bank Credit Facility.

      The Bank Credit Facility is primarily designed to finance working capital requirements, subject to certain limitations, and provide for the issuance of letters of credit, and is secured by a first security interest in substantially all of the assets of the Company. Of the total commitment, borrowings are limited to the lesser of $50.0 million or the sum of a percentage of certain eligible receivables, inventories, net property, plant and equipment and costs and estimated earnings in excess of billings, and bear interest at LIBOR plus 1.25% (6.2% at April 30, 1999), or at a defined bank rate approximating prime (7.75% at April 30, 1999). The Bank Credit Facility also allows for certain additional borrowings, including, among other things, project financing and foreign borrowing facilities, subject to limitations, and contains certain financial and other restrictive covenants, including, among other things, the maintenance of certain financial ratios, and restrictions on the incurrence of additional indebtedness, acquisitions, the sale of assets, the payment of dividends and the repurchase of subordinated debt. In addition, the related agreement requires Vivendi to maintain its support of the Company, including a minimum 48% voting equity ownership interest in the Company and its right to designate at least 48% of the Company's Board of Directors as well as to appoint the Chief Executive Officer and the Chief Financial Officer of the Company. The Company compensates Vivendi for its support in an amount equal to 0.95% per annum of the outstanding commitment of its credit facilities.

      In addition to its $46.7 million in cash, including $21.0 million of short-term investments, and the $31.4 million of unused capacity under its Bank Credit Facility at June 10, 1999, the Company believes it can finance its ongoing operations for the foreseeable future, including additional working capital requirements if a growth in sales occurs, through working capital management and the expected enhanced operating cash flows as a result of the amendments to the PRASA contract.

      The realizability of goodwill and other long lived assets is the result of an estimate based on the underlying assets' remaining estimated useful lives and projected operating cash flows. It is possible that this estimate will change as a consequence of further deterioration in market conditions and operating results. The effect of a change, if any, would be material to the financial condition or results of operations. At April 30, 1999, unamortized goodwill was $156.6 million.

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

      Inventory Phase

      Most of the Company's internal computer systems have been identified and assessed for Y2K compliance based on surveys which began last year. These internal computer systems included financial systems, Computer Aided Designs (CAD) applications, and desktop and network systems. A final survey of all PC users is in process to identify any other systems that may be date sensitive and will be completed in the Summer of 1999.

      With respect to external systems, advisory letters were sent to current clients, business partners and vendors advising them of the Y2K issue. Vendors continue to be surveyed to assess their level of Y2K compliance and their responses are being compiled. Systems interfaces to external systems were also identified. Furthermore, the Company has revised its standard technical specifications, subcontracts for services, and purchase orders for equipment that the Company uses to require Y2K warranties from contractors and suppliers. Moreover, the Company incorporates Y2K warranty or certification requirements into solicitation packages that it prepares on behalf of its clients to procure services or goods from other contractors. The Company continues to consider issues related to non-IT systems, specifically those associated with embedded systems, under both M&E and PSG contracts. The contract review process and the inventory of embedded systems for PSG projects has been completed.

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

      Assessment of the remaining internal systems, and any interfaces to external systems, is ongoing. The scheduled completion date for this effort is the Summer of 1999. The level of assessment of embedded systems will be determined based on contract requirements. These assessments are scheduled for completion by the Fall of 1999.

      Remediation and Testing Phase

      M&E is in the process of migrating to a new financial and payroll system with a "go live" anticipated by the Fall of 1999. PSG's financial software has been upgraded by the developer. The testing of PSG's Payroll and Human Resources components is currently underway. Testing of the remaining modules is scheduled for completion by the Summer of 1999. The desktop and network computing environment is being upgraded to satisfy a migration to common standards, current technology (some of which is client driven) and Y2K compliance. The Company expects to complete all remediation and testing of internal systems, and their external interfaces, by the Fall of 1999. The level of remediation or replacement of non-Y2K compliant embedded systems will be determined based on contract requirements.

      Cost Estimates and Risks

      The Company's operating costs to date with respect to Y2K compliance have not been material. Based on current estimates, the Company expects to incur approximately $2.0 million during 1999 to evaluate and modify, as required, both internal and external systems. This estimate could change in the near-term based on the outcome of the inventory phase scheduled for completion in the Summer of 1999. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to Y2K compliance will not have a material impact on the Company's consolidated financial statements.

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

      The Company has not developed likely worst case scenarios nor internal contingency plans with respect thereto.

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

      o The effectiveness of the business planning committee of the Board of Directors in identifying strategies aimed at increasing stockholder value.

      o The ability of the Company to identify and remediate any Y2K compliance issues on a timely basis.


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

      Vivendi Going Private Proposal

      On April 1, 1999, Vivendi submitted to members of a special committee of the Company's Board of Directors a proposal to take the Company private for $2.00 per share in cash for each outstanding share of Class A Common Stock. Six purported class action complaints relating to Vivendi's April 1 proposal to take the Company private have been filed in the Delaware Court of Chancery against Vivendi, Vivendi North America Company or Vivendi North America Operations, Inc., and each of the members of the Company's Board of Directors. The complaints allege, among other things, that the consideration proposed to be paid by Vivendi for the shares of Class A Common Stock is grossly inadequate and that the terms of the proposed transaction are unfair to the Company's public stockholders. The complaints seek preliminary and permanent injunctive relief, recission in the event that the transaction is consummated and compensatory damages. The special committee is in the process of reviewing the going private proposal from Vivendi. The Company believes that the claims are meritless and intends to defend them vigorously.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 EXHIBIT
 NUMBER                 DESCRIPTION OF DOCUMENT                   LOCATION
 -------                -----------------------                   --------
   11       Statement re: computation of per share earnings           *

   27       Financial Data Schedule                                   *
 ------------------
 (*)   Filed herewith.


(b)   Reports on Form 8-K

      During the quarter ended April 30, 1999, the Company filed the following reports on Form 8-K:

DATE OF REPORT
(DATE OF EARLIEST
EVENT REPORTED)                 ITEM REPORTED                    DATE FILED
-----------------               -------------                    ----------
March 3, 1999        Items 5 and 7 (Increase in size and       March 5, 1999
                     scope of PRASA contract)

April 1, 1999        Items 5 and 7 (Vivendi going-private      April 1, 1999
                     proposal)

April 6, 1999        Items 5 and 7 (Filing of purported       April 6, 1999
                     class action complaints)



                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AQUA ALLIANCE INC.


Date:  June 14, 1999                By:  /S/ ALAIN BRUNAIS
                                         --------------------------------
                                         Alain Brunais
                                         Senior Vice President, Chief
                                           Financial Officer and Director
                                           (Principal Financial Officer)




                            EXHIBIT INDEX

 EXHIBIT
 NUMBER                 DESCRIPTION OF DOCUMENT                LOCATION
 -------                -----------------------                --------
   11      Statement re: computation of per share earnings        *

   27      Financial Data Schedule                                *

-------------
(*)   Filed herewith.